Form 10KSB
period 2002-12-31
FOUNDATION CAPITAL RESOURCES INC
filed 2003-03-31
CIK 1126506

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2002

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 333-81298

FOUNDATION CAPITAL RESOURCES, INC.

(Name of Small Business Issuer in Its Charter)

Georgia (State or Other Jurisdiction of Incorporation or Organization)	58-2557344 (I.R.S. Employer Identification No.)

1430 Lelia Drive Jackson, Mississippi (Address of Principal Executive Offices)	39216 (Zip Code)

(601) 321-1800
(Issuer’s Telephone Number,
Including Area Code)

Securities Registered under Section 12(b) of the Exchange Act: None.
Securities Registered under Section 12(g) of the Exchange Act: None.

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The issuer’s revenues for its most recent fiscal year were $8,102,796.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: Not applicable.

The number of shares outstanding of the issuer’s common stock at December 31, 2002, was 140,817.3 shares.

Transitional Small Business Disclosure Format (check one): YES ☐ NO ☒

DOCUMENTS INCORPORATED BY REFERENCE

None.

-i-

PART I

This Form 10-KSB contains certain forward-looking statements, including or related to our future results, including certain projections and business trends. Assumptions relating to forward-looking statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. When used in this Form 10-KSB, the words “estimate,” “project,” “intend,” “believe” and “expect” and similar expressions are intended to identify forward-looking statements. We believe that assumptions underlying the forward-looking statements are reasonable, however, any of the assumptions could prove inaccurate, and we may not realize the results contemplated by the forward-looking statement. Management decisions are subjective in many respects and susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our business strategy or capital expenditure plans that may, in turn, affect our results of operations. In light of the significant uncertainties inherent in the forward-looking information included in this Form 10-KSB, you should not regard the inclusion of such information as our representation that we will achieve any strategy, objectives or other plans.

These and other statements, which are not historical facts, are based largely on management’s current expectations and assumptions and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements. These risks and uncertainties include, among others, the risks and uncertainties described in “Description of Business — Factors That May Affect Future Performance.”

ITEM 1.          DESCRIPTION OF BUSINESS

General

Foundation Capital Resources, Inc., a Georgia corporation (“Foundation Capital”), was formed on June 29, 2000. Subject to the supervision of Foundation Capital’s Board of Directors, the business of Foundation Capital is managed by One Capital Advisors, LLC, a Georgia limited liability company (the “Manager”). See “ - The Manager.” Foundation Capital engages primarily in the business of making various types of mortgage loans to churches and other non-profit organizations throughout the United States. Foundation Capital plans to generate income for dividends to its shareholders primarily from net cash flow from the mortgage loans and the assessment of loan fees. Foundation Capital’s net cash flows result primarily from the difference between the interest income on Foundation Capital’s mortgage loans and mortgage backed bonds and the costs incurred to acquire and manage the mortgage loans. Foundation Capital’s business strategy is to originate its own loans, purchase church mortgage loans originated by and owned by other entities, invest in mortgage bonds issued by churches and work with church bond broker-dealers to make interim loans or loans secured by church bonds to churches that are issuing mortgage bonds. Foundation Capital invests in permanent, construction and interim loans, church bonds with varying maturities, and loans secured by church bonds with varying maturities.

Construction loans typically are made to finance the construction of new facilities and renovation of existing facilities and generally have a maturity of 1 year to 18 months. Permanent loans are made either upon the completion of construction or for the refinancing of an existing facility, and normally have a term of 1 to 20 years with payments based upon up to a 30-year amortization schedule. Foundation Capital offers both fixed and adjustable interest rate loans. Foundation Capital makes interim loans that are repaid from the receipt of pledged gifts. Foundation Capital also makes interim loans in connection with bond offerings of churches and other non-profit organizations that are repaid from the proceeds of such bond offerings. Foundation Capital attempts to spread its investments throughout the United States where favorable yields prevail.

Foundation Capital seeks to enhance the return on its loans by focusing on the origination of short-term (1-3 years) to medium-term (3-10 years) loans and on loans secured by first mortgage bonds (bond-collateralized loans). Such loans may be made with a fixed or variable interest rate. Origination fees and discount points increase the yield on short-term loans, medium-term loans and bond collateralized loans. Except for loans in connection with bond offerings, most medium-term loans and long-term loans are subject to call by Foundation Capital every 3 to 5 years. Foundation Capital generally charges additional fees for the renewal of any loans.

As of December 31, 2002, Foundation Capital (directly or indirectly through the Limited Partnerships [defined below]) had an aggregate principal amount of loans outstanding of $123,742,066 to churches and other non-profit organizations.

The Limited Partnerships

On June 30, 2000, Foundation Capital formed Foundation Capital Partners I, LLLP, a Georgia limited liability limited partnership (“FCPI”), which is operated as what is commonly called a “Down REIT.” Foundation Capital is the sole general partner, and Foundation Ministries Loan Fund, a wholly charitable trust organized under the laws of the State of Missouri (“FMLF”), is the sole limited partner of FCPI. FMLF is managed by the Assemblies of God Financial Services Group, a Missouri non-profit corporation (“AGFSG”), which controls approximately 85% of Foundation Capital’s Common Stock, $10.00 par value (the “Common Stock”). FMLF initially contributed approximately $27,256,000 in first mortgage loans primarily to churches located in the northwest United States and approximately $205,000 in reserves to FCPI in exchange for units in FCPI valued at $10.00 per unit. The number of units received by FMLF was determined by the value of outstanding principal, plus accrued interest, as of the date of the transfer. Since July 1, 2000, FMLF has made approximately $32,839,000 in additional capital contributions to FCPI to entitle FMLF to additional limited partnership distributions. FMLF’s ownership interest, based upon contributions of loans, revenues and cash, in FCPI entitles FMLF to receive a payment equal to the dividend paid by Foundation Capital to the holders of Class I Preferred Stock, which shall only be paid when the Board of Directors declares a dividend to preferred stockholders. If FCPI does not have adequate funds to make the payment, Foundation Capital is required to provide funds to FCPI to enable it to do so. Any excess funds remaining in FCPI are distributed to Foundation Capital.

On October 31, 2000, Foundation Capital formed Foundation Capital Partners II, LLLP, a Georgia limited liability limited partnership (individually, “FCPII” and collectively, along with FCPI, the “Limited Partnerships”), which is also operated as what is commonly called a “Down REIT.” Foundation Capital is the sole general partner and AGFSG and the Central Association of Southern Baptists, an Arizona corporation (“CASB”), are the limited partners of FCPII. AGFSG has contributed approximately $66,000,000 to FCPII in exchange for units valued at $10.00 per unit. On September 6, 2002, CASB contributed $255,000 to FCPII in exchange for units valued at $10.00 per unit. AGFSG’s and CASB’s ownership interest in FCPII entitles them to receive a payment equal to the dividend paid by Foundation Capital to the holders of Common Stock.

Foundation Capital’s financial statements are presented on a consolidated basis, which means they include the financial information of the Limited Partnerships.

Competition and Market

Foundation Capital believes that it has a competitive advantage in the church finance business because of its Directors’, officers’ and the Manager’s experience in the church lending business and due to established relationships with other lenders, denominational loan funds and church bond brokers.

The real estate financing industry is generally highly competitive, although competition in Foundation Capital’s more narrow area of specialization is somewhat limited. Foundation Capital competes with a variety of financial institutions including banks, savings and loan associations, REITs, denominational funds, broker-dealers and other financial institutions, many of whom have greater resources or lower costs of operations than Foundation Capital, larger staffs than Foundation Capital and more extensive operating histories than Foundation Capital.

Management estimates that there are more than 400,000 churches in the United States. Management also projects that the number of churches increases by approximately 5% to 10% annually. Sources active in the church financing industry estimate that between $6 billion and $10 billion in church financing is closed annually. The market for church financing is both broad and fragmented with no one firm having a dominant position in the marketplace.

According to The National Association of Securities Dealers, Inc. (the “NASD”), more than $365 million was raised in church and non-profit offerings that were filed with the NASD in 1995, the last year for which data is available. The $365 million in offerings in 1995 represented more than 366 offerings. According to the NASD, more than 90% of the non-profit offerings processed by the NASD were church bond offerings.

Investments

Foundation Capital invests primarily in mortgage loans either originated by Foundation Capital or acquired from others, and loans secured by church bonds and in church bonds. In addition, Foundation Capital may invest in any other class of investment consistent with its anticipated REIT status. Such investments might include, but would not be limited to, real property, commercial or residential mortgages, shares of other REITs and government securities.

Foundation Capital’s investment strategy is to create a diversified portfolio of mortgage loans and church bonds that preserves the capital base of Foundation Capital and generates income for Foundation Capital for distribution to its shareholders. In the event Foundation Capital qualifies as a REIT, its ability to sell its assets for gain will be restricted by the REIT provisions of the Internal Revenue Code of 1986, as amended (the “Code”). Some of our investments are based upon referrals from organizations that may have board members who are part of the Foundation Capital management team.

Operating Restrictions

Foundation Capital intends to qualify as a REIT for federal income tax purposes. Foundation Capital has adopted certain compliance guidelines which include restrictions on the acquisition, holding and sale of assets. Prior to the acquisition of any asset, Foundation Capital determines whether such asset will constitute a qualified REIT asset. Substantially all of the assets that Foundation Capital acquires for investment are expected to be qualified REIT assets. Foundation Capital plans to closely monitor its purchases of assets and the income from such assets so as to ensure at all times that it maintains its qualification as a REIT and its exemption under the Investment Company Act. This policy limits the investment strategies that Foundation Capital may employ.

Any revisions to the operating policies require the approval of the Board of Directors, including a majority of the Independent Directors (as hereinafter defined). Except as otherwise restricted, the Board of Directors has the power to modify or alter the operating policies without the consent of shareholders.

For purposes hereof, “Independent Director(s)” shall mean the Director(s) of Foundation Capital who has (have) not been associated within the last 2 years, directly or indirectly, with the Manager or Sponsor (as hereinafter defined) of Foundation Capital, whether by ownership of, ownership interest in, employment by, any material business or professional relationship with, or who serves as an officer or Director of, the Manager, Sponsor or an affiliated business entity of the Manager or Sponsor. A Director shall not be considered independent if he or she is serving as a Director for more than 3 corporations organized by the Sponsor. Independent Director(s) shall also mean those who perform no other services for Foundation Capital, except as Director(s). An indirect relationship shall include circumstances in which a member of the immediate family of a Director has one of the foregoing relationships with the Manager or the Sponsor of Foundation Capital or the corporation for which he serves as Director. For purposes of determining whether or not a business or professional relationship is material, the gross revenue derived by the prospective Independent Director from the Sponsor and the Manager and the Affiliates shall be deemed material per se if it exceeds 5% of the prospective Independent Director’s annual gross income, derived from all sources during either of the last two years or net worth on a fair market value basis.

For purposes hereof, “Sponsor” shall mean any person directly or indirectly instrumental in organizing, wholly or in part, Foundation Capital, and any Affiliate (as hereinafter defined) of any such person. The term

Sponsor does not include wholly independent third parties such as attorneys, accountants and underwriters whose only compensation is for professional services.

For purposes hereof, “Affiliate” shall mean (i) any person directly or indirectly controlling, controlled by or under common control with another person, (ii) any person owning or controlling 10% or more of the outstanding voting securities or beneficial interests of such other person, (iii) any officer, Director, trustee, general partner of such person, and (iv) if such other person is an officer, Director, trustee or partner of another entity, then the entity for which that person acts in any such capacity.

The Mortgage Loans

Foundation Capital makes the following types of mortgage loans:

Construction loans. Construction loans typically are made to finance the construction of new worship, educational, fellowship, activity or other ministry-related facilities. Such loans normally have a maturity of 12 to 18 months. Construction loans may also be made to finance the renovation of existing facilities. Construction loans are typically interest only on the outstanding balance drawn for construction.

Permanent loans. Permanent loans are made for the acquisition of property, the purchase of existing facilities or the completion of construction, or for the refinancing of existing loans. Permanent loans may have a maturity of up to 20 years with payments made on up to a 30-year amortization. Foundation Capital may retain the right to recall the loan after the first 2, 3 or 5 years and periodically thereafter as determined by the loan committee.

Mortgage Bonds. For many years, churches have issued bonds secured by first or second mortgages on church property. Church bonds are issued pursuant to a trust indenture and typically mature serially over a period of from 6 months to 20 years. The bonds are issued in various denominations (normally $250 or more) and pay either simple or compound interest at varying rates with the earliest maturing bonds normally having the lowest rates. From time to time, Foundation Capital invests in church mortgage bonds which have maturities and interest rates which are attractive to Foundation Capital. All purchases are made with the intent to hold the bond until maturity and not with a view to resell the same.

Bond Collateralized Loans. Since most church bond issues are offered on a “best efforts” basis, a church may be reluctant to engage in a bond offering without assurances that sufficient proceeds from the sale of the bonds will be available when needed for its construction or other purposes. In addition, the laws of many states require that a specified minimum amount of bonds be sold (“minimum escrow requirement”) before any proceeds may be released to the church. Foundation Capital makes loans to churches secured by bonds which assures the church that the required funds are available for its needs or to meet the “minimum escrow requirement,” which presents a risk that the balance of the bond issue might not be sold and that could cause the value of the collateral for the bonds to be less than anticipated. Such loans may be structured as a “co-first” loan where the recorded mortgage secures both Foundation Capital’s loan and the bonds, or a portion of the bonds may be pledged to Foundation Capital as collateral. If bonds are pledged as collateral, they may be sold by the church with the proceeds being applied to repay Foundation Capital’s loan. Alternatively, in some cases, the collateralized bonds are not sold, but remain as collateral and the principal and interest paid under the bonds is applied to repay the church’s loan from Foundation Capital.

Loan Policies

Loans are made primarily to churches and other non-profit organizations for the purchase of land, for construction of new facilities or renovation, lines of credit for ministry-related purposes, acquisition of existing facilities or refinancing of existing loans or bond programs. Loans are normally secured by a first or second priority mortgage lien (or in the case of interim bond loans a first collateral interest in specific mortgage bonds).

Foundation Capital offers loans with fixed and variable interest rates. The terms offered to borrowers regarding interest rates, maturities, points and fees are determined from time to time by the Directors of Foundation

Capital based upon current market conditions, expenses of Foundation Capital, expenses incurred in arranging the loans and such other factors as the Directors believe are relevant in determining the interest rates, fees and terms of the loans.

Foundation Capital charges each borrower an origination fee and a loan processing fee at the inception of the loan. These fees may be paid in cash or they may be added to the principal of the loan at the discretion of Foundation Capital. In addition, Foundation Capital may charge an additional fee for each loan renewal with rates varying based upon the then current interest rates, the applicable maturity date and the creditworthiness of the borrower.

Loan payments shall generally be made monthly. Other repayment schedules, including weekly, quarterly, or semi-annually may be made available as may be determined to be appropriate. Late payments generally result in the charging of a penalty. Current policy permits borrowers to prepay their loans prior to maturity, in whole or in part, without premium or penalty.

Loans are normally limited to no more than 80% of the value of the property securing the loan, plus any additional pledges or guarantees that may be acceptable to Foundation Capital, including, but not limited to, hypothecated shares of Foundation Capital or other acceptable securities. An appraisal is normally required for purposes of determining the value of real property including land, existing or proposed facilities.

Although Foundation Capital will not always require the normal due diligence and protections afforded commercial lenders, it is Foundation Capital’s policy to generally require the normal due diligence and protections afforded church and other non-profit organization lenders. The underwriting process includes a review and analysis of the history of the organization, the denominational affiliation, the strength of the leadership, longevity, prior financial performance, financial capability and general creditworthiness. It is generally required, with respect to permanent loans, that title insurance, real estate surveys, appropriate resolutions of borrowers, appraisals of the property and evidence of fire and extended coverage insurance be obtained. Payment and performance bonds are not required on construction loans. In certain circumstances some or all of these prerequisites may be waived at the discretion of Foundation Capital. The mortgage loan documents are consistent with those currently in use in the state in which the mortgaged property is located.

Loan Processing and Underwriting

Mortgage loan applications are prepared and verified by the Manager. Applications normally include, but are not limited to, the following unless waived by the loan committee: (i) a completed application form as provided by the Manager with all required exhibits; (ii) corporate organizational documents including Articles of Incorporation, Bylaws and any applicable ecclesiastical governing documents; (iii) financial statements in a form acceptable to Foundation Capital; (iv) a certified real estate appraisal or opinion of counsel; (v) a survey, in a form acceptable to Foundation Capital, and certified to the borrower and Foundation Capital; (vi) preliminary title report or title commitment; (vii) evidence of all relevant insurance coverages including builders’ risk (if applicable); and (viii) copies of all material contracts affecting the church or organization, including, if applicable, architectural, construction and engineering contracts.

The Credit Committee of the Board of Directors delegates to a loan committee the authority to approve completed loan applications. Before a loan is approved by a loan committee, it must meet the standards set forth in Foundation Capital’s loan policy guidelines. The amount of a loan that can be approved by those that have been delegated authority is dictated by the Credit Committee. The Manager together with Foundation Capital’s officers and legal counsel are responsible for the supervision of the loan closing, including the preparation of the loan documents and the forwarding of funds. It is the policy of Foundation Capital to require the borrower to pay all the expenses of the loan including Foundation Capital’s legal expenses. These costs are usually deducted from the loan proceeds. To protect against loss of income as a result of the failure of a borrower to close after a loan commitment is issued, Foundation Capital requires that, prior to the issuance of a loan commitment, an application fee be paid to Foundation Capital by the borrower. This deposit is considered earned in full upon the issuance of the loan commitment.

Loan Participations

Foundation Capital may sell participations to other lenders or investors. In addition, Foundation Capital may acquire participations in loans originated by other lenders, as long as such loans in their entirety, would otherwise meet the minimum requirements of Foundation Capital for similar loans. Foundation Capital may also transfer and assign loans, which it has acquired or originated at a premium or a discount, in order to further the investment objectives of Foundation Capital.

Loan Servicing

The Manager provides Foundation Capital with loan administration and servicing for most loans consistent with appropriate loan servicing practices.

The Manager

The Management Agreement

The Manager is a Georgia limited liability company formed for the purpose of managing Foundation Capital. Under the terms of the Management Agreement, the Manager generally has responsibility for the day-to-day operations of Foundation Capital, administers Foundation Capital’s bookkeeping and accounting functions, serves as Foundation Capital’s consultant in connection with policy decisions to be made by the Board of Directors, manages or causes to be managed Foundation Capital’s assets and renders other services as the Board of Directors deems appropriate. The Manager is subject to the supervision of the Board of Directors and has only such functions as are delegated to it.

The Manager bears the expenses incurred by it in connection with performance of its duties under the Management Agreement, including, employment expenses of its personnel, rent, telephone, and equipment expenses to the extent such expenses relate to the office maintained by the Manager and miscellaneous administrative expenses incurred in its performance under the Management Agreement. The Manager receives reimbursement for certain expenses it incurs. Foundation Capital bears its own expenses for functions not required to be performed by the Manager under the Management Agreement, which generally include capital raising and financing activities, corporate governance matters, audits and other activities. The Manager has 4 affiliates (i.e., A.J. Braswell, Roland Leavell, One Capital Source, LLC, a Mississippi limited liability company, and Rives Leavell & Co., Inc., an Alabama corporation), however, none of them engage in any lending activities.

The Management Agreement, which was entered into by Foundation Capital with the unanimous approval of the Independent Directors, is for a one-year term. The Management Agreement may be renewed for successive one-year terms, provided that each one-year renewal term is approved by the Independent Directors. The Management Agreement may be terminated by a majority of the Independent Directors of Foundation Capital or the Manager, as the case may be, upon 60 days’ written notice. In the event of the termination of the Management Agreement, the Manager will cooperate with Foundation Capital and take all reasonable steps requested to assist the Board of Directors in making an orderly transition of the Manager function.

The Manager receives an annual management fee, payable monthly, and based upon Average Invested Assets (as hereinafter defined), at the beginning of each month as follows: one-twelfth of 0.3% of cash and cash equivalents, plus 1.5% for Average Invested Assets less than $50 million; 1.4% for Average Invested Assets greater than or equal to $50 million and less than $75 million; 1.3% for Average Invested Assets greater than or equal to $75 million and less than $100 million; and 1.25% for Average Invested Assets greater than or equal to $100 million. However, for any year in which Foundation Capital qualifies as a REIT, the Manager must reimburse Foundation Capital to the extent that the Total Operating Expenses (as hereinafter defined), including the management fee, paid during the previous calendar year exceed the greater of (i) 2% of Foundation Capital’s Average Invested Assets for the calendar year, or (ii) 25% of Foundation Capital’s Net Income (as hereinafter defined) for that calendar year. For purposes hereof, “Average Invested Assets” shall mean for any period, the average of the aggregate book value of the assets of Foundation Capital invested, directly or indirectly, in equity interests in and loans secured by real estate, before reserves for depreciation or bad debts or other similar non-cash reserves computed by taking the average of such values at the end of each month during such period. “Total Operating Expenses” shall mean all operating, general and administrative expenses of Foundation Capital, as determined under generally accepted accounting principals, except the expenses of raising capital, interest payments, taxes, non-cash expenditures (e.g., depreciation, amortization and bad debt reserve), fees and the costs related directly to asset acquisition, operation and disposition. For purposes of the foregoing definition, general and administrative costs include, without limitation, rent, depreciation, utilities, capital equipment, salaries, fringe benefits, travel expenses and other administrative items. “Net Income” shall mean for any period, total revenues applicable to such period, less the expenses applicable to such period other than additions to reserves for depreciation or bad debts or similar non-cash reserves.

Many REITs that are listed on national exchanges or markets are considered “self-administered,” since the employees of the REIT perform all significant management functions. In contrast, REITs that are not self-administered, such as Foundation Capital, typically engage a third-party to perform management functions on its behalf, such as a manager or advisor. In the future, it may be in Foundation Capital’s best interest to become self-administered. In this event, if the Independent Directors of Foundation Capital determine that Foundation Capital should become self-administered, the Management Agreement permits the Manager thereof to merge into Foundation Capital and for Foundation Capital to allow such merger. In the event the Manager is merged into Foundation Capital, certain key employees of the Manager will become employees of Foundation Capital. The Manager may receive as merger consideration cash or shares of stock in Foundation Capital in an amount which would be determined at that time, based upon the value of all fees given up or waived by the Manager through the merger.

Foundation Capital has agreed to indemnify the Manager with respect to acts or omissions of the Manager, except if such liability or loss was due to the bad faith, misconduct or gross negligence of Manager.

Compensation

Foundation Capital has not paid any cash compensation to its executive officers. None of Foundation Capital’s officers, including the Chief Executive Officer, receive compensation as a Foundation Capital officer.

Factors That May Affect Future Performance

In addition to other information in this Annual Report on Form 10-KSB, the following risk factors should be carefully considered in evaluating Foundation Capital and our business because such factors currently may have a significant impact on our business, operating results and financial condition. As a result of the risk factors set forth below, actual results could differ materially from those projected in any forward-looking statements.

We have a limited operating history, which limits your ability to evaluate our business and may increase the risk of your investment.

We were incorporated on June 29, 2000 and have a limited earnings history. At December 31, 2002, we had an accumulated deficit of approximately $219,000. Our limited operating history makes the prediction of future results difficult, or impossible. We are subject to all the risks inherent in the establishment of a new business including the absence of an extensive operating history. Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a newly organized company in the competitive environment in which we operate. Investors should be prepared to risk the loss of their investment.

Neither Foundation Capital nor the Manager has any experience either operating or managing a REIT. The officers of the Manager have experience in the business of lending to churches and other non-profit organizations. Investors must rely upon the judgment of our Directors and the Manager for investment decisions. Our ability to accomplish our stated investment objectives depend, in part, on the success of the Manager in locating and negotiating our mortgage loans to qualified churches and other non-profit organizations throughout the United States. Foundation Capital does not currently have and it does not anticipate hiring any employees; therefore, it is completely dependent upon the Manager’s personnel and its office space.

We use leverage to increase assets available for investment, which may increase our exposure or risk of loss.

We use leverage (borrowing of funds for lending purposes) to increase our assets available for investment. The resulting level of debt obligations may increase our exposure or risk of loss. In order to repay such borrowing, we may be required to liquidate certain of our investments, which may have an adverse effect upon our operations. Our Board of Directors has authorized us to incur indebtedness not to exceed 300% of the consolidated net assets of Foundation Capital and the net assets of the Limited Partnerships. Our assets may be pledged to secure such indebtedness.

A lack of geographic diversity in loans could adversely affect our business.

There are no limits on the geographic location of the loans we may make or acquire and currently we have a concentration of loans in Washington and California. To the extent that properties underlying such loans are located in the same geographical region, such loans may be subject to a greater risk of delinquency or default in the event of adverse economic, political or business developments and natural hazard risks that may affect such region.

Under certain circumstances there may be a limited number of loans in which to invest which would impact our ability to maximize our returns.

Our earnings depend, in part, on our ability to make or purchase mortgage loans at favorable rates compared to our borrowing costs. In some instances, there may be a limit on the availability of loans in which to invest for some of the following reasons: (i) the loan would not meet our investment guidelines; (ii) the loan may not be in a location that is geographically desirable at that time; or (iii) general market conditions and perceived “high interest rates” may cause potential borrowers to defer borrowing activities. If there is a lack of availability of loans to invest in, then there can be no assurance that the favorable spreads we require can be attained.

We face loss exposure due to the risks of lending.

Construction Loans. A mortgage loan made to an owner or developer to finance a property that is being developed or under construction will generally involve greater risks than a loan to finance property that has been fully constructed. There can be no assurance that the improvements to be constructed can be accomplished with available funds or in a timely manner. Although a project is usually refinanced upon completion, sale of the completed project sometimes provides the funds for repayment of the construction loan. Since market value cannot be accurately determined until a property is sold in the marketplace, the appraised value of a proposed project may be less than the actual value upon completion. In addition to the above, construction lending poses additional risk in that:

•         land value may decline;

•         municipalities may place moratoriums on construction; or

•         developers may fail to complete the project.

Any of these conditions could negatively affect our financial condition.

Interim Loans. Interim loans made to an owner who has a short term or temporary need for capital generally involve greater risks than a loan that amortizes or fully pays out during the term of the loan. Interim loans might be made, for example, to acquire undeveloped real property, to permit a borrower to commence construction while other financing (including a bond program) is being obtained, or to proceed with capital expenditures prior to receipt of other funds from the sale of property or pledges from members. Because an interim loan requires repayment in full (balloon payment) within a short period of time, unless the borrower is successful in obtaining other financing, sales proceeds, pledges or other funds by the maturity date, the borrower may not be able to repay the loan at maturity which could negatively affect our financial condition.

Permanent Loans. Permanent loans are made on completed buildings and require equal consecutive monthly payments of principal and interest over the term of the loan. Such loans may provide for an amortization period of from 10 to 30 years but often have maturities that are less than the amortization period. Because principal is being repaid with each monthly payment, the outstanding principal reduces over time. If the loan matures, before it is fully repaid, and a substantial principal amount must be repaid at maturity, the borrower may not be in a position to refinance the remaining principal balance or sell the real property and a risk of default is presented. If any of the above occurs, then it is unlikely that the borrower will be in a position to repay us, which could adversely affect our financial condition.

Mortgage Bonds. A mortgage bond program is, in effect, a permanent fully amortizing loan with a term of from 15 to 25 years. The issuer pays monthly into a sinking fund maintained by the bond trustee and the bond trustee makes payments every 6 months (semi-annual payment date) of interest on simple interest bonds, interest and principal on compound bonds that mature on each semi-annual payment date, and principal on simple interest bonds that mature on each semi-annual payment date. The interest rate on the bonds often varies with the bonds having longer maturity dates generally bearing a higher interest rate. Foundation Capital buys bonds with maturities of no longer than approximately 11 years. Repayment of the bonds is dependent upon the ability of the issuer to make its sinking fund payments and the value of the collateral pledged to secure the bonds. A failure, on the part of the issuer, to make its sinking fund payments or if the value of the pledged collateral is inadequate to properly secure the bonds, the repayment of the bonds may be either delayed or may not occur at all. Any of these events could negatively affect our financial condition.

Bond-Collateralized Loans. A bond-collateralized loan is very similar to the purchase of mortgage bonds. In a bond-collateralized loan, Foundation Capital, FCPI or FCPII will make a loan to a borrower which is secured by certain specific bonds (the “Pledged Bonds”). The bond-collateralized loan will bear interest, mature and require payments identical to the interest rates, maturity dates and payment terms of the Pledged Bonds. Foundation Capital loans against bonds with maturities of no longer than approximately 11 years.

Foundation Capital may buy mortgage bonds or make a bond-collateralized loan to enable the issuer to meet the minimum escrow requirements for the bond issue. Since church bonds are normally sold on a “best efforts” basis, many states require that a minimum amount of the bonds be sold before any of the bond proceeds may be released from escrow to be used by the issuer. The minimum escrow amount varies from issue to issue and may be anywhere from 30% to 100%. Often the minimum is set at a level that allows for the purchase of real property, payment of existing indebtedness or accomplishment of the substantial purpose of the offering. If Foundation Capital invests, so that the minimum will be met, there is a risk that the balance of the bond issue might not be sold. In that event, the project for which the bonds were to be sold may not be completed and the value of the collateral for the bonds may be less than anticipated. Accordingly, there can be no assurance that the spread we anticipated will be attained and there is a risk that if the project is not completed, for which the bonds were to be sold, the value of the bond’s collateral could be diminished.

All real property investments are subject to some degree of risk. The mortgage loans and mortgage bonds in which we intend to invest are not insured by any governmental or other entity. The ability of borrowers to repay loans and our resulting ability to pay estimated dividends to shareholders may be adversely affected by the general economic climate, local conditions, zoning or other regulatory restrictions and increased operating costs. Furthermore, real estate loans and bonds are relatively illiquid; therefore, we will have a limited ability to vary our portfolio promptly in response to changes in economic or other conditions. General economic and financial conditions in mortgage and financial markets may negatively affect our results of operations.

The performance of our mortgage loan portfolio depends on, among other things, the level of net interest income generated by our mortgage loans, the market value of such mortgage loans and the supply of and demand for such mortgage loans. Prepayment rates, interest rates, borrowing costs and credit losses depend upon the nature and terms of the mortgage loans, the geographic locations of the properties securing the mortgage loans, conditions in financial markets, the fiscal and monetary policies of the United States government and the Board of Governors of the Federal Reserve System, international economic and financial conditions, competition and other factors, none of which can be predicted with any certainty.

In the event of foreclosure, we may not receive sufficient proceeds from the sale of single purpose properties, which are used as security for many of our mortgage loans, to recover outstanding principal and interest because of its limited marketability.

A substantial portion of the properties or portions thereof that secure the mortgage loans that we make are designed as church and related facilities. In the event that we foreclose on any real property securing such loans, there is no assurance that a purchaser would pay a price equal to or greater than the outstanding balance of the loan or a price equal to its stated or appraised value because such facilities are generally single purpose facilities. As a result, the number of entities that would be interested in purchasing or leasing the facilities for other purposes could be extremely limited and our ability to lease or sell the facilities to a third party could be affected adversely. Therefore, there is no assurance that we could realize sufficient proceeds from foreclosures on any real property securing such loans and the sale of the facilities thereon to recover our investment or the anticipated earnings from such loans.

Changes in laws may adversely affect our operations.

Increases in income taxes, service taxes or other taxes generally are not passed through to borrowers and may adversely affect our funds from operations.

Insurance on our real estate and real estate collateral may not cover all potential losses.

The borrowers are generally required to maintain comprehensive liability, fire and extended coverage insurance with respect to each of the properties securing the mortgage loans with policy specifications, limits and deductibles customarily carried for similar properties. Certain types of losses, however, may be either uninsurable or not economically insurable, such as losses due to riots, acts of war or earthquakes. Should an uninsured loss occur, we could lose our cash flow from a mortgage loan, which could adversely affect our ability to make distributions to shareholders. Environmental compliance costs and liabilities with respect to real estate may affect our results of operations.

Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property or a secured lender may be liable in certain circumstances for the cost of removal or remediation of certain hazardous or toxic substances or petroleum products disposed, stored, released, generated, manufactured or discharged from, on, at, into, below or in such property, as well as certain other potential costs relating to hazardous and toxic substances. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of such contaminants. The presence of such contaminants, or the failure to properly remediate such contaminants, may adversely affect the owner’s ability to sell or rent such property or to borrow using such property as collateral. The cost of any required remediation and the liability of the owner therefore as to any property is generally not limited under such environmental laws and could exceed the value of the property and/or the aggregate assets of the owner. Persons who arrange for the disposal or treatment of hazardous or toxic substances or petroleum products may also be liable for the costs of removal or remediation of such contaminants at a disposal or treatment facility, whether or not such facility is owned or operated by such person. Moreover, certain environmental laws impose liability for release of asbestos-containing materials (“ACMs”) into the air and third parties may seek recovery from owners or operators of real properties for personal injury associated with ACMs. The improvements on the real property may also be operated in a manner that emits any number or amount of regulated substances into the air or storm water, thereby creating other potential liabilities for the owners and/or for us. In connection with the ownership (direct or indirect), operation, management and development of real properties, we may be considered an owner or operator of such properties or as having arranged for the disposal or treatment of hazardous or toxic substances or petroleum products and, therefore, potentially liable for removal or remediation costs, as well as certain other related costs, including governmental fines and injuries to persons and property. This is a changing area of law and courts have found both in favor and against lender liability in this area under various factual scenarios. Although Congress could enact legislation designed to limit or preclude mortgagee liability in this area, there can be no assurance that such legislation will become law or, if it does become law, that it will fully protect lenders from such liabilities.

In the event of borrower defaults or bankruptcies, we may not recover the principal and interest owed on the mortgage loan.

We are subject to the risk of loss due to borrower defaults and bankruptcies, to the extent there is any deficiency between the value of the mortgage collateral and insurance and the principal amount of the mortgage loans. In the event of a default by a borrower, it may be necessary for us to foreclose on the properties securing the mortgage loans or engage in negotiations which may involve further outlays to protect our investment. The mortgages securing our loans may be or become, in some cases, subordinate to mechanics’ or materialmen’s liens. In such cases, it may become necessary, in order to protect a particular investment, for us to make payments in order to maintain the current status of a prior lien or discharge it entirely. It is possible that the total amount we recover in such cases may be less than our total investment and would adversely affect our ability to make distributions to shareholders. If our mortgage loan documentation is not sufficient, we may not be able to exercise all of the remedies needed to protect our interest and may be subject to legal action by borrowers.

The mortgage loan documents may not be prepared by us and there is no guarantee that our mortgage loan documentation will comply with all laws and regulations or that a borrower will not have a cause of action based on improper loan documentation.

If interest rates rise above the average interest rates being earned by our loan portfolio, it may adversely affect our value.

We are exposed to the risks inherent in fixed rate debt, including the risk that a general rise in interest rates would make our yield on a particular mortgage loan lower than prevailing rates at a given time, which, in turn, could negatively affect our value. We cannot predict the direction, the extent or duration of interest rate changes, however, we attempt to reduce this risk by maintaining a balanced portfolio of short and medium-term loans, as well as some long-term mortgage loans. In addition, we also attempt to reduce risk by offering variable or otherwise adjustable-rate loans to borrowers.

Statutes may limit or prevent a change of control.

In order to qualify as a REIT under the Code, not more than 50% in the value of the outstanding shares of our capital stock may be owned, directly or indirectly, by 5 or fewer persons. Persons are defined in the Code to include certain exempt organizations. To ensure that we will not fail to qualify as a REIT under this test, Foundation Capital’s Articles of Incorporation provide that no person may own or be deemed to own by virtue of the attribution provisions of the Code, more than 9.8% of the number of issued and outstanding stock of Foundation Capital. This ownership limit may discourage a change of our control.

We depend on our Manager and may not find a suitable replacement if our Manager terminates the Management Agreement.

We are dependent upon the Manager for essentially all aspects of our business operations, including, but not limited to, mortgage loan underwriting and services, marketing and advertising, generation and follow-up of business leads, maintaining business relationships with other persons in the business in which we are engaged, maintaining our goodwill, managing our operations, including bookkeeping, filing reports with state, federal tax and other regulatory authorities, and providing reports to shareholders.

We may change our investment and other financing policies without notice and without investor consent which may increase the risk of loss on our investments.

Our investment and other financing policies and our policies with respect to certain other activities, including acquisitions, capitalization, distributions, REIT status and operating policies, are determined by our Board of Directors. Although our Board of Directors has no present intention to do so, it may amend or revise these policies from time to time without notice to our investors or a vote of our shareholders which could result in our making investments that are different from and possibly riskier than the investments described in the prospectus. A change in our investment strategy may increase our exposure to interest rate and real estate market fluctuations.

Our failure to qualify as a REIT would result in higher taxes and reduced cash available for investment.

Many of the advantages and economic benefits of an investment in us depend upon our treatment as a REIT for federal income tax purposes. If we are not taxed as a REIT, we will pay a corporate level tax on our income which would reduce our cash available for investment or distributions to shareholders. Our continued treatment as a REIT will be dependent upon the law and regulations, which are subject to change, and on our ability to continue to satisfy a variety of objective tests set forth in the Code.

We intend to operate so as to qualify as a REIT under the Code. Although we believe that we will be organized and will operate in such a manner, no assurance can be given that we will be organized, or will be able to operate in a manner, so as to qualify or remain qualified as a REIT.

Qualification as a REIT involves the satisfaction of numerous requirements established under highly technical and complex Code provisions, of which there are only limited judicial and administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. In addition, no assurance can be given that legislation, regulations, administrative interpretations or court decisions will not significantly change the tax laws with respect to qualification as a REIT or the federal income tax consequences of such qualification. We are not aware, however, of any proposal to amend the tax laws that would significantly and adversely affect our ability to operate as a REIT.

If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. In addition, unless entitled to relief under certain statutory provisions, we will also be disqualified from treatment as a REIT for the 4 taxable years following the year during which qualification is lost. Such disqualification would reduce our net earnings available for investment or distributions to shareholders due to our additional tax liability for the year or years involved. In addition, dividends to shareholders would no longer be required to be made. Although we currently intend to operate in a manner designed to qualify as a REIT, it is possible that future economic, market, legal, tax and other considerations may cause our Board of Directors to revoke the REIT election.

Even if we qualify as a REIT, we will be subject to certain federal, state and local taxes on our income and property.

REIT distribution requirements could require us to borrow funds or liquidate investments on adverse terms, which might adversely affect our profitability.

We may be required from time to time, under certain circumstances, to accrue as income for tax purposes interest earned but not yet received. In such event, or if we are required to use available cash to pay liabilities, we could have taxable income without sufficient available cash to enable us to meet the distribution requirements of a REIT or to avoid being subject to a 4% excise tax. Accordingly, we could be required to borrow funds or liquidate investments on adverse terms in order to meet such distribution requirements.

In the event that a borrower defaults and we are unable to recover amounts outstanding from a principal or an affiliate of a borrower that guaranteed the loan, we may be unable to recover the full amount of the loan, which would adversely affect our profitability.

A small percentage of the loans we make may be guaranteed by individual members or Directors of the non-profit or church organization to whom a loan is made. Since no financial statements of such individuals may be required, we may not know the ability of such guarantors to repay the loan in case of default. In the event it becomes necessary for us to foreclose upon the real estate securing a loan, such security would be sold at public or private sale as provided in the mortgage or deed of trust given to us. Should the proceeds from such sale be insufficient to pay in full the principal and interest upon the note together with all expenses of foreclosure, we may call upon the guarantors to pay any such deficiency pursuant to the terms of the guaranty agreement. Whether we would file suit against any or all of the individual guarantors of the note would depend upon certain factors existing at such time, including, but not limited to, the following: the amount of deficiency, if any, existing after the individual guarantors were called upon to pay the same, the availability of the guarantors for judicial process, and the financial condition of the guarantors.

We may make interim loans, which carry more risk of not being repaid on time and more risk that we will not recover our investment in such loans.

We may make interim loans to churches and other non-profit organizations which have relatively short maturities and require little or no principal payments until maturity. Interim loans may be made to facilitate the acquisition of real property, the commencement of construction, or for other reasons pending the issuance of mortgage bonds, closing of permanent financing or realization of pledges from members.

If an interim loan is made in anticipation of a bond offering of the borrowers, the proceeds from the sale of the bonds would be used to repay our interim loan. The timely repayment of these interim loans is primarily dependent upon the success of the borrower and/or its broker-dealer in selling its bonds. Since these bonds are generally sold on a best efforts basis, with no firm underwriting or commitment by the broker-dealer to purchase any of the bonds, there is no assurance that bonds in sufficient amounts will be sold in order to timely repay our interim loans.

The timely repayment of these interim loans is often dependent upon the success of the borrower in obtaining gifts from its members or supporters. There is no assurance that a sufficient amount of gifts will be received by the borrower in order to timely repay our interim loans.

If sufficient bonds have not been sold by the maturity date of the interim loan or sufficient gifts have not been received by the maturity date, the borrower may be forced to find other sources to repay the principal and interest of the loan. There is no assurance that such funds will be available. Should the borrower be unable to repay the interim loan, we would have the option to either foreclose on the real property or the mortgage bonds securing the interim loan, or to extend the term of the loan over a longer period.

If our commitment to make loans exceeds our cash on hand, we could be subject to claims from borrowers to whom we have made commitments.

We believe that any lines of credit and available cash flows from our operations will enable us to meet our obligations under our commitments. The availability of cash flows from our operations is, however, dependent upon the ability of the borrowers to repay loans. In the event that a significant portion of our outstanding mortgage loans were to become delinquent, we might be unable to meet our obligations under our outstanding commitments without additional financing, the terms and availability of which cannot be predicted. Should additional financing be unavailable, we would be required to liquidate certain of our investments, which could have an adverse effect upon our operations. Our loan commitments are enforceable obligations and if not timely funded, would subject us to claims for damages by borrowers to whom such commitments were made but not funded.

It may be necessary for us to raise additional funds in order to meet all of our financial obligations and such funds may not be available on acceptable terms or at all.

It may be necessary for us to raise additional funds in order to meet all of our financial obligations. There is no assurance that we would be able to do so, in which event it might be necessary for us to sell a portion of our loan portfolio or investment portfolio. In the event it became necessary for us to sell a portion of our loan portfolio or investment portfolio, it might be necessary that such assets be sold at a discount, which would reduce our equity to the detriment of our shareholders. The extent, if any, to which we would have to discount our loan portfolio or investment portfolio cannot be determined at this time. In addition, our ability to raise funds through borrowing may require the granting of security interest in certain of our assets.

We are not currently supervised or regulated.

We are not supervised or regulated by any federal or state authority or regulatory agency. In addition, we are not insured or guaranteed by any federal or state authority or regulatory agency.

Remedies specified in loan agreements and mortgages may be either limited or unavailable, therefore, we may be unable to recover amounts we invest in our mortgage loans.

Certain limitations apply to the remedies provided in mortgages. The practical realization of the value from mortgaged properties upon any default depend upon the exercise of various remedies specified by the loan agreements and the mortgages. These and other remedies, in many respects, may require judicial actions, which often are subject to discretion and delay. Under existing law, the remedies specified by the loan agreements and the mortgages may not be available or may be limited. A court may decide not to order the specific performance of the covenants contained in the loan agreements and mortgages.

In addition, the various security interests established under the loan agreements and the mortgages subject to other claims and interests. Examples of such claims and interests are: (i) statutory liens; (ii) rights arising in favor of the United States or any agency thereof; (iii) constructive trusts, equitable liens or other rights impressed or conferred by any state or federal court in the exercise of its equitable jurisdiction; and (iv) federal bankruptcy laws affecting amounts earned by the borrower after institution of bankruptcy proceedings by or against the borrower.

There may be certain conflicts of interest between Foundation Capital, the Manager, lenders and Affiliates of the foregoing.

Foundation Capital is subject to various conflicts of interest arising out of its relationships with lenders from whom it purchases mortgage loans and vendors from which it purchases services. In instances where either an agreement or a transaction involves a conflict of interest only the Independent Directors are permitted to vote on such matters. Yet, the mortgage loans purchased by Foundation Capital from affiliated lenders may not be loans that can produce the best possible return and the services purchased from affiliated vendors may not be at prices that are competitive with unaffiliated third parties.

Conflicts of interest exist among our officers and Directors and the officers and Directors of the Manager. A. J. Braswell and Roland Leavell own 66.67% and 33.33% of One Capital Source, LLC, respectively, which owns 100% of the Manager.

Foundation Capital is subject to various conflicts of interest arising out of its relationship with the Manager. The Manager receives from Foundation Capital an asset management fee which shall be payable monthly based on Average Invested Assets at the beginning of each month as follows: one-twelfth of 0.3% of cash and cash equivalents and between 1.25% and 1.5% of Average Invested Assets. The Manager receives the fees and payments for services rendered to Foundation Capital irrespective of whether shareholders receive distributions. The Manager has certain conflicts in allocating management time, services and functions among existing and future programs it is involved in, which may result in less than satisfactory performance with respect to Foundation Capital; the size of a loan could impact the amount of compensation earned by the Manager which could result in Foundation Capital investing in loans that may be detrimental to its investing strategy; the agreements and arrangements between Foundation Capital and the Manager were not the result of arm’s-length negotiation and National Loan Services, LLC, a Missouri limited liability company (the “Servicer”), which has been retained by the Manager to provide certain administrative services to Foundation Capital, is wholly-owned by AGFSG, who owns approximately 85% of Foundation Capital, which results in AGFSG directly benefiting from any revenues generated by the Servicer and could cause the Manager to be more inclined to utilize the Servicer although, it may not be the most cost effective provider of such services. See “Item 12. Certain Relationships and Related Transactions.”

Foundation Capital has agreed to indemnify the Manager with respect to all expenses, losses, damages, liabilities, demands, charges and claims of any nature whatsoever in respect to or arising from any acts or omissions of the Manager undertaken in good faith and pursuant to the authority granted to the Manager under the Management Agreement and does not constitute bad faith, misconduct or gross negligence.

Our success depends on our Board of Directors and our Manager.

The Board is responsible for adoption of policies and procedures and for supervision of the Manager. The success of Foundation Capital depends to a large extent on the quality of the management services provided by the Manager and its employees and service providers. Foundation Capital is dependent for the selection, structuring and monitoring of its mortgage loans on the diligence and skill of the Manager. The officers of the Manager have experience in the business of lending to churches and other non-profit organizations, but have no previous experience in managing a REIT.

If we should cease to qualify for an Investment Company Act exemption, our ability to use leverage and to conduct our business would be materially and adversely affected.

We at all times intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act. Accordingly, we do not expect to be subject to the restrictive provisions of the Investment Company Act. The Investment Company Act exempts entities that are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” We are presently covered by this exemption but if we should cease to qualify for this or another exemption in the future, our ability to use leverage would be substantially reduced and we would be unable to conduct our business as described herein. Any such failure to continue to qualify for exemption could have a material adverse effect on our business.

Employees

Foundation Capital has no employees and does not anticipate having any employees within the next 12 months since its business is operated by the Manager.

Where You Can Find More Information

At your request, we will provide you, without charge, a copy of any exhibits to this Annual Report on Form 10-KSB. If more information is needed, please call, write or e-mail us at:

Foundation Capital Resources, Inc.
Attn: Ann Beauchamp
1430 Lelia Drive
Jackson, Mississippi 39216
Telephone: (601) 321-1800
Email: abeauchamp@onecapitaladvisors.com

Our fiscal year ends on December 31. We file annual, quarterly, and other information with the Securities and Exchange Commission (the “SEC”). You may read and copy any reports, statements, or other information we file at the SEC’s public reference rooms in Washington, D.C., New York, New York, and Chicago, Illinois. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms. Our SEC filings are also available to the public from commercial document retrieval services and at the Web site maintained by the SEC at http://www.sec.gov.

ITEM 2.          DESCRIPTION OF PROPERTY

General

Foundation Capital does not own any real property. Its primary place of business at 1430 Lelia Drive, Jackson, Mississippi 39216 is owned by an Affiliate of the Manager and fees associated with our use of the space are included in the management fees. Foundation Capital’s management believes that such leased property is adequately covered by insurance.

Investment Policies

General

The following is a discussion of Foundation Capital’s investment objectives and policies. Foundation Capital’s policies with respect to these activities have initially been determined by the Board of Directors and may be amended or revised from time to time at the discretion of the Board of Directors without notice to, or a vote of, the shareholders of Foundation Capital, except that certain policies with respect to conflicts of interest must be consistent with legal requirements.

Acquisition Policies

Foundation Capital may, from time to time, and as funds permit, purchase additional church mortgage loans from non-profit organizations, banks, mortgage companies, trust companies and other REITs, as well as originating its own loans. Prior to purchasing a loan from any Affiliate or Sponsor, Foundation Capital obtains an appraisal of the fair market value from a qualified independent appraiser selected by a majority of the Independent Directors in order to determine whether the purchase price is fair, competitive, and commercially reasonable. In addition, Foundation Capital may, to the extent such purchases are consistent with the requirements of the Code to qualify as a REIT, purchase and hold other investments such as church bonds. Foundation Capital only invests in mortgage loans and mortgage bonds that meet the credit and other standards established by the Board of Directors.

Restrictions on Investments

The investment policies set forth in Foundation Capital’s Bylaws were approved by the Board of Directors. In addition to other investment restrictions imposed by the Board of Directors from time to time that are consistent with Foundation Capital’s objective to qualify as a REIT, Foundation Capital observes the following restrictions on its investments as set forth in its Bylaws:

(i)        Not more than 10% of Foundation Capital’s total assets are invested in unimproved real property. For purposes of this paragraph, “unimproved real property” does not include properties under construction, under contract for development or plan for development within 1 year.

(ii)       Not more than 20% of the dollar value of Foundation Capital’s mortgage loans are made to entities other than churches and non-profit organizations.

(iii)     Foundation Capital may not invest in commodities or commodity futures contracts. Such limitation is not intended to apply to interest rate futures, when used solely for hedging purposes.

(iv)      Foundation Capital may not invest in or make mortgage loans unless, in cases in which a majority of the Independent Directors so determine and in all cases in which the transaction is with the Manager, Board of Directors, or Affiliates thereof, an appraisal of the underlying property is obtained from an independent, qualified appraiser. In addition to the appraisal, a mortgagee’s or owner’s title insurance policy or commitment as to the priority of the mortgage or condition of the title must be obtained. Foundation Capital may not invest in real estate contracts of sale otherwise known as land sale contracts, unless those contracts of sale are in recordable form and are appropriately recorded in the chain of title.

(v)       Foundation Capital may not make or invest in mortgage loans, including construction loans, on any one property, if the aggregate amount of all mortgage loans outstanding on the property, including the loans of Foundation Capital, would exceed an amount equal to 80% of the appraised value of the property as determined by an independent appraisal. However, Foundation Capital may make or invest in mortgage loans on any one property if substantial justification exists because of the presence of other underwriting criteria such as the net worth of the borrower, the credit rating of the borrower based on historical financial performance, or collateral adequate to justify waiver from application of the foregoing requirements; provided, that such loans would in no event exceed the appraised value of the property at the date of the loans.

(vi)      Foundation Capital may not make or invest in any mortgage loans that are subordinate to any mortgage or equity interest of the Manager, any Director or Affiliate thereof.

(vii)    Foundation Capital may not invest in the equity securities of any non-governmental company, including other REITs or limited partnerships, for a period in excess of 18 months and any such investments in entities affiliated with the Manager, initial investors or Affiliates thereof will only be permitted if accomplished in accordance with Foundation Capital’s conflict of interest requirements.

Subject to the above restrictions, a majority of the Independent Directors may alter the investment policies if they determine that such change is in the best interest of Foundation Capital.

Loan Limit Policies

Foundation Capital makes loans to churches and other non-profit organizations in amounts ranging from approximately $50,000 to $10,000,000. Foundation Capital will not make any loan which exceeds the greater of $5,000,000 or 10% of the total assets of Foundation Capital without prior approval of the Board of Directors. Foundation Capital’s loan policies are subject to change from time to time. As the assets of Foundation Capital grow, the average size of the loans may also grow.

Other Policies

Foundation Capital may, although it does not currently intend to, make acquisitions and investments other than as previously described. Foundation Capital has authority to issue senior securities. Foundation Capital also has authority to offer its shares of Common Stock or other equity or debt securities in exchange for property and to repurchase or otherwise reacquire its Common Stock or any other securities and may engage in such activities in the future. Foundation Capital will not engage in trading, underwriting, or the agency distribution or sale of securities of other companies. At all times, Foundation Capital attempts to make investments in such a manner as to be consistent with the requirements of the Code to qualify as a REIT unless, because of the circumstances or changes in the Code (or the regulations promulgated thereunder), the Board of Directors determines that it is no longer in the best interests of Foundation Capital to continue to have Foundation Capital qualify as a REIT. Foundation Capital’s policies with respect to such activities may be reviewed and modified from time to time by Foundation Capital’s Board of Directors without notice to, or the vote of, the shareholders.

ITEM 3.          LEGAL PROCEEDINGS

Litigation

Management is not aware of any pending or threatened litigation against Foundation Capital and Foundation Capital is not a party to any material litigation. From time to time, Foundation Capital is involved in various routine legal proceedings incidental to the conduct of its business.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.          MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

None of our issued and outstanding shares of Common Stock are publicly traded.

Recent Sales of Unregistered Securities

In an offering completed in September 2001, an aggregate 105,000 shares of our Class II Preferred Stock, $10.00 par value, were sold to certain accredited investors at a per share offering price of $10.00.

In September 2001, 200 shares of our Class I Preferred Stock, $10.00 par value, were issued at a per share offering price of $10.00. Of this amount, 100 shares were issued each to Randall K. Barton and to A.J. Braswell, Foundation Capital’s President and Chief Executive Officer.

In an offering completed in October 2002, an aggregate of 10,587.3 shares of our Common Stock, $10.00 par value, were sold to certain accredited investors at a per share offering price of $10.00.

The shares of Class I Preferred Stock, Class II Preferred Stock and Common Stock were issued in reliance on the exemption from registration provided for by Section 4(2) of the Securities Act and Rules 504 and 506 of Regulation D promulgated thereunder as transactions not involving any public offering. Recipients of securities in these transactions represented their intention to acquire the securities for investment purposes only and not with a view to or for the sale in connection with any distribution of those securities. All recipients of these securities had adequate access, through their relationships with us or otherwise, to information about Foundation Capital.

Use of Proceeds from Registered Securities

On November 21, 2002, Foundation Capital’s Registration Statement on Form S-11 (SEC File Number 333-81298) was declared effective and Foundation Capital commenced the public offering of up to $55,000,000 of its Redeemable Certificates of Indebtedness (2003 Series A, B, C and D) (collectively, the “Certificates”). A summary of the title of each class of securities, the amount registered, and the aggregate price of the offering amount registered is as follows:

Title of Each Class of Securities Registered	Amount Registered	Aggregate Price

Series A Certificate of Indebtedness	$13,750,000	$13,750,000
Series B Certificate of Indebtedness	$13,750,000	$13,750,000
Series C Certificate of Indebtedness	$13,750,000	$13,750,000
Series D Certificate of Indebtedness	$13,750,000	$13,750,000

The Certificates are being offered on a best efforts basis by Rives, Leavell and Co., Inc., an Alabama corporation (the “Underwriter”); however, no Certificates have been sold to date. The net proceeds to Foundation Capital from the issuance of the Certificates (assuming the maximum amount of Certificates are sold), after deducting estimated offering expenses, are estimated to be approximately $53,957,500. The principal purpose of the offering is to use the proceeds to make mortgage loans, to fund the acquisition of mortgage loans, to retire any borrowing incurred to acquire mortgage loans and for general working capital and other corporate purposes.

Stockholders

As of December 31, 2002, there were 111 holders of record of our Common Stock.

Dividends

For the fiscal years ending December 31, 2002 and 2001, Foundation Capital paid dividends of $110,228 and $28,438, respectively, to holders of Foundation Capital’s Common Stock. Dividend amounts are estimated for the first 3 quarters of each fiscal year and adjusted annually based upon Foundation Capital’s audited year-end financial report. The actual return that Foundation Capital realizes may vary significantly from the estimate and is affected by a number of factors, including gross income received from borrowers, operating expenses of Foundation Capital and the ability of borrowers to meet their obligations.

Dividends of Foundation Capital are at the discretion of the Board of Directors and depend on the amount of funds available from operations of Foundation Capital, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and other factors that the Board of Directors deem relevant. See “Description of Business — Factors That May Affect Future Performance” for other restrictions that limit the ability to pay dividends on Common Stock or that are likely to do so in the future.

ITEM 6.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact made in this Annual Report on Form 10-KSB are forward-looking, which can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue” or other similar words. Such forward-looking statements are based on management’s current plans and expectations and are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties are not intended to be exhaustive and should be read in conjunction with other cautionary statements made herein including, but not limited to, the material set forth herein under the heading “Description of Business — Factors That May Affect Future Performance.” Foundation Capital assumes no obligation to update any such forward-looking statements.

Overview

Foundation Capital was formed as a Georgia corporation on June 29, 2000, to invest primarily in the work of churches, colleges, schools and other non-profit organizations through making mortgage loans to such entities and acquiring indebtedness secured by mortgages issued by such entities. Foundation Capital intends to qualify as a REIT and lends funds primarily to churches and other non-profit organizations as funds become available for such purpose. Although Foundation Capital has the authority, in its Articles of Incorporation, to engage in the business of buying, selling and leasing of real estate, Foundation Capital currently focuses its business activities on: (i) direct mortgage lending to churches and other non-profit organizations and purchasing church mortgage loans to such entities, and (ii) investing in mortgage bonds issued by churches and other non-profit organizations. In addition, Foundation Capital may invest in real estate to be purchased or leased by churches and other non-profit organizations. If we qualify as a REIT, our REIT status will allow us to avoid corporate income taxes since we will be permitted to deduct dividend distributions to our shareholders so long as we distribute to our shareholders an amount equal to at least 90% of taxable income. Accordingly, subsequent to REIT qualification, Foundation Capital will need to continue to meet the REIT qualification requirements.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon Foundation Capital’s consolidated financial statements and the notes thereto, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. On an on-going basis, management evaluates its estimates and judgments.

Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates. If actual results are different than management’s judgments and estimates, Foundation Capital’s financial results could change, and such change could be material to Foundation Capital.

Material estimates and judgments that are particularly susceptible to significant change relate to the determination of the allowance for loan losses. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties.

Foundation Capital has identified the following critical accounting policies and significant estimates and judgments below as critical to its business operations and the understanding of its results of operations. For a detailed discussion on the application of these significant estimates and judgments and our accounting policies, also see Note 1 of the Consolidated Financial Statements.

Loans Receivable

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal balances adjusted for any charge-offs, the allowance for loan losses, any deferred fees or costs on originated loans and unamortized premiums or discounts on loans collateralized by church bonds.

Discounts and premiums on loans collateralized by church bonds are amortized to income using the interest method over the remaining period to maturity.

Interest on loans receivable is included in income when earned on the accrual basis. The accrual of interest is discontinued and any previously accrued interest is reversed, when, in the opinion of management, the full timely collection of principal and interest is in doubt. Interest is recognized for impaired loans only upon receipt, and only after all principal amounts are current according to the terms of the contract.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

A loan is considered impaired when, based on current information and events, it is probable that Foundation Capital will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent.

Loans not evaluated for impairment on an individual basis are collectively evaluated for impairment, and losses are estimated based on management’s evaluation of the portfolio and consideration of other factors, such as past due trends, historical charge-off ratios of entities with similar loan portfolio characteristics and other factors.

The above listing is not intended to be a comprehensive list of all of our estimates and judgments or accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto which contain accounting policies and other disclosures required by accounting principles generally accepted in the United States of America.

Financial Condition and Results of Operations

Fiscal Year Ended December 31, 2002 Compared to Fiscal Year Ended December 31, 2001

Interest Income

Interest income totaled $8,089,301 for the fiscal year ended December 31, 2002, an increase of $2,977,084 compared to $5,112,217 for the fiscal year ended December 31, 2001. This increase in interest income was primarily due to interest income from new loans closed during 2002. During 2002, Foundation Capital closed 88 new loans totaling approximately $79,000,000.

Allowance for Loan Losses

During 2002, allowance for loan losses and unamortized discounts increased $1,038,201 from $848,917 as of December 31, 2001 to $1,887,118 as of December 31, 2002. This increase is due entirely to discounts on bond-collateralized loans. No losses on loans have been recognized since we began business in June 2000 and no provision for loan losses was recorded in 2002.

Net Income/Loss

The 2002 net loss of $20,072 reflects a decrease in income of $52,067 compared to the 2001 net income of $31,995. This reduction in 2002 net income resulted primarily from an increase in insurance expense of approximately $57,000, an increase in expenses associated with Board of Directors meetings totaling approximately $43,000, and an increase in regulatory and filing fees of approximately $40,000, net of a reduction in the provision for loan losses of approximately $92,000.

Fiscal Year Ended December 31, 2001 Compared to Six Months Ended December 31, 2000

Interest Income

Interest income was $5,112,217 for the fiscal year ended December 31, 2001, compared to $1,488,852 for the six months of operations ended December 31, 2000. This increase in interest income was primarily due to interest income from new loans closed during the period.

Allowance for Loan Losses

The allowance for loan losses and unamortized discounts increased $451,491 from $397,426 on December 31, 2000 to $848,917 on December 31, 2001. This increase was due to $359,406 of discounts on bond-collateralized loans and a $92,085 provision for loan losses. No losses on loans have been recognized since we began business in June 2000.

Net Income/Loss

Net income increased from approximately $8,430 for the six months of operations ended December 31, 2000 to $31,995 for the fiscal year ended December 31, 2001. The annualized increase results from an increase in income producing assets and an increase in the overall rate of return on such assets.

Liquidity and Capital Resources

Foundation Capital purchases and makes mortgage loans to churches and other non-profit organizations and invests in mortgage bonds issued by such entities. Foundation Capital expects that the cash to be generated from the mortgage loans made and acquired by Foundation Capital will be adequate to pay operating expenses and provide distributions to shareholders. The Manager is not aware of any known trends or uncertainties, other than national economic conditions, which have had or which may be reasonably expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition of the mortgage loans.

Foundation Capital’s income from the mortgage loans made or purchased, bond interest income, lease income and the profit or loss from the sale of real property by Foundation Capital should provide cash flow to Foundation Capital, which it uses to meet its investment objective of the payment of regular dividends to its shareholders. Nevertheless, we believe that it may be desirable, if not necessary, to sell additional debt or equity securities of Foundation Capital in order to enhance our capacity to make mortgage loans on a continuous basis. There can be no assurance that we will be able to raise additional capital on favorable terms. Foundation Capital may procure lines of credit with financial institutions and may draw down on the lines of credit, from time to time, if necessary to maintain Foundation Capital’s liquidity. Foundation Capital has not entered into any such arrangements but plans to procure a line of credit within the next 3 months.

Net cash used in operating activities totaled $952,328 for the fiscal year ended December 31, 2002 compared with net cash used by operating activities of $675,801 for the fiscal year ended December 31, 2001. Net cash used in operating activities totaled $126,347 for the six months ended December 31, 2000. The increases primarily reflect increases in management, audit, and legal fees due to the growth in total assets, increases as a result of becoming an SEC registrant, increases in interest receivable on loans and accretion of discounts on loans.

Net cash used in investing activities totaled $49,845,890 for the fiscal year ended December 31, 2002 compared with net cash used in investment activities of $36,723,384 for the fiscal year ended December 31, 2001. The increase in cash usage was primarily due to an increase in loans made of $32,097,690 partially offset by an increase in loan principal payments received of $18,559,669. Net cash used in investing activities totaled $10,513,946 for the six months ended December 31, 2000. The increases in cash usage were primarily due to an increase in the volume of loans funded.

Net cash provided by financing activities totaled $50,158,558 for the fiscal year ended December 31, 2002 compared with net cash provided by financing activities of $42,821,234 for the fiscal year ended December 31, 2001. The increase was primarily due to increases in the minority interest. Net cash provided by financing activities totaled $12,262,807 for the six months ended December 31, 2000. The increases were also primarily due to increases in the minority interest.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment and commercial real estate.

At December 31, 2002, Foundation Capital had outstanding commitments to make loans aggregating approximately $15,280,000, all at fixed rates of interest. The commitments extended over varying periods of time with the majority to be disbursed within a one-year period. At December 31, 2001, Foundation Capital had outstanding commitments to make loans aggregating approximately $5,376,000, all at fixed rates of interest. The commitments extended over varying periods of time with the majority disbursed within a one-year period. There were no outstanding commitments to make loans at December 31, 2000.

Related Party Transactions

Foundation Capital does not have any employees and has instead contracted with the Manager to conduct its operations. The Chief Executive Officer of Foundation Capital has an indirect ownership interest in the Manager. The Manager has in turn contracted with an entity that directly and indirectly owns Common Stock of Foundation Capital to perform certain of the administrative duties. Foundation Capital recognized $1,334,796 and $718,735 of expense related to these arrangements during the fiscal years ended December 31, 2002 and December 31, 2001, respectively. Foundation Capital recognized $152,308 of expense related to these arrangements during the six months ended December 31, 2000. The amount due to the Manager at December 31, 2002, was $89,221. See “Item 12. Certain Relationships and Related Transactions.”

ITEM 7.          FINANCIAL STATEMENTS

Foundation Capital Resources, Inc.
December 31, 2002 and 2001

Contents

INDEPENDENT ACCOUNTANTS’ REPORT	25

CONSOLIDATED FINANCIAL STATEMENTS	26
Balance Sheets	26
Statements of Operations	27
Statements of Stockholders’ Equity	28
Statements of Cash Flows	29
Notes to Financial Statements	30

INDEPENDENT ACCOUNTANTS’ REPORT ON FINANCIAL STATEMENT SCHEDULES	39
Schedules of Mortgage Loans on Real Estate	40

Independent Accountants’ Report

Board of Directors
Foundation Capital Resources, Inc.
Jackson, Mississippi

We have audited the accompanying consolidated balance sheets of Foundation Capital Resources, Inc. (“Foundation Capital”) as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of Foundation Capital’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Foundation Capital Resources, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP

Springfield, Missouri
February 14, 2003

Foundation Capital Resources, Inc.
Consolidated Balance Sheets
December 31, 2002 and 2001

	2002	2001

Assets
Cash and cash equivalents	$6,406,403	$7,046,063
Accounts receivable	11,017	51,459
Due from affiliates	124,292	—
Interest receivable	1,480,693	1,053,166
Loans receivable, net of allowance for loan losses and unamortized discounts of $1,887,118 and $848,917 at December 31, 2002 and 2001, respectively	121,559,762	72,328,695
Held-to-maturity securities	2,940,917	2,082,210
Deferred debt offering expenses	273,858	99,500
Other	59,587	—

Total assets	$132,856,529	$82,661,093

Liabilities and Stockholders’ Equity

Liabilities
Accounts payable and accrued expenses	$172,599	$168,507
Income taxes payable	—	11,500

Total current liabilities	172,599	180,007

Limited Partnership Minority Interest	131,652,895	81,289,161

Stockholders’ Equity
Class I preferred stock, 7.25% cumulative; $10 par value; authorized 10,000,000 shares; issued and outstanding 2002 and 2001 - 200 shares	2,000	2,000
Common stock; $10 par value; authorized 20,000,000 shares; issued and outstanding 2002 - 140,817.3 shares, 2001 - 143,876.3 shares	1,408,173	1,438,763
Excess stock; $10 par value; authorized 20,000,000 shares; none issued and outstanding	—	—
Additional paid-in capital (deficit)	(160,000)	(160,000)
Retained earnings (deficit)	(219,138)	(88,838)

Total stockholders’ equity	1,031,035	1,191,925

Total liabilities and stockholders’ equity	$132,856,529	$82,661,093

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foundation Capital Resources, Inc.
Consolidated Statements of Operations
Years Ended December 31, 2002 and 2001

	2002	2001

Interest Income
Loans	$7,545,411	$4,774,215
Held-to-maturity securities	207,861	51,365
Deposits with banks	336,029	286,637

Total interest income	8,089,301	5,112,217

Provision for Loan Losses	—	92,085

Interest Income After Provision for Loan Losses	8,089,301	5,020,132

Other Income	13,495	21,246

	8,102,796	5,041,378

Other Expense	1,184,851	756,149

Income Before Income Taxes	6,917,945	4,285,229

Provision for Income Taxes	—	11,500

Income Before Preferred Payments to Limited Partnership and Minority Interest	6,917,945	4,273,729

Preferred Payments to Limited Partnership	8,017,346	4,437,621

Income (Loss) Before Minority Interest	(1,099,401)	(163,892)

Minority Interest	(1,079,329)	(195,887)

Net Income (Loss)	(20,072)	31,995

Less Cash Dividends Accrued on Noncumulative Class II Preferred Stock	—	80,200

Net Loss Allocable to Common Stockholders	$(20,072)	$(48,205)

Basic and Diluted Loss Per Common Share	$(0.13)	$(1.36)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foundation Capital Resources, Inc.
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2002 and 2001

	Class I Preferred Stock	Class II Preferred Stock	Common Stock	Additional Paid-in Capital (Deficit)	Retained Earnings (Deficit)	Total

Balance, January 1, 2001	$—	$1,051,000	$1,500	$(80,000)	$(12,195)	$960,305

Net income	—	—	—	—	31,995	31,995
Issuance of Class I preferred stock, 200 shares	2,000	—	—	—	—	2,000
Issuance of Class II preferred stock, 3,578.25	—	357,825	—	—	—	357,825
Issuance of common stock, 2,843.80 shares	—	—	28,438	(80,000)	—	(51,562)
Conversion of Class II preferred stock to common stock, 140,882.5 shares	—	(1,408,825)	1,408,825	—	—	—
Dividends on common stock, $.20 per share	—	—	—	—	(28,438)	(28,438)
Dividends on Class II preferred stock	—	—	—	—	(80,200)	(80,200)

Balance, December 31, 2001	2,000	0	1,438,763	(160,000)	(88,838)	1,191,925

Net loss	—	—	—	—	(20,072)	(20,072)
Retirement of common stock, 24,250.5 shares	—	—	(242,505)	—	—	(242,505)
Issuance of common stock, 21,191.5 shares	—	—	211,915	—	—	211,915
Dividends on common stock, $.78 per share	—	—	—	—	(110,228)	(110,228)

Balance, December 31, 2002	$2,000	$0	$1,408,173	$(160,000)	$(219,138)	$1,031,035

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foundation Capital Resources, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2002 and 2001

	2002	2001

Operating Activities
Net income (loss)	$(20,072)	$31,995
Items not requiring (providing) cash
Provision for loan losses	—	92,085
Accretion of discounts on loans and held-to-maturity securities	(192,599)	(72,365)
Amortization of deferred origination fees	(51,285)	(28,506)
Changes in
Due from affiliates	(124,292)	—
Interest receivable	(427,527)	(790,207)
Other assets	(19,145)	(32,568)
Accounts payable and accrued expenses	(105,908)	115,865
Income taxes payable	(11,500)	7,900

Net cash used in operating activities	(952,328)	(675,801)

Investing Activities
Origination of loans	(78,933,101)	(46,025,411)
Proceeds from principal payments on loans	29,943,216	11,383,547
Purchases of held-to-maturity securities	(856,005)	(2,081,520)

Net cash used in investing activities	(49,845,890)	(36,723,384)

Financing Activities
Proceeds from issuance of common and preferred stock	211,915	359,825
Payments from retirement of common stock	(242,505)	—
Payment of costs related to issuance of stock	(64,358)	(179,500)
Dividends paid	(110,228)	(100,825)
Increase in minority interest	50,363,734	42,741,734

Net cash provided by financing activities	50,158,558	42,821,234

Increase (Decrease) in Cash and Cash Equivalents	(639,660)	5,422,049

Cash and Cash Equivalents, Beginning of Year	7,046,063	1,624,014

Cash and Cash Equivalents, End of Year	$6,406,403	$7,046,063

Supplemental Cash Flows Information
Debt offering costs in accrued expenses	$110,000	—
Reinvestment of preferred payments to limited partnership minority interest	$8,017,810	$4,437,621
Income taxes paid, net of refunds	$10,854	$2,971

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foundation Capital Resources, Inc.
Notes to Consolidated Financial Statements
December 31, 2002 and 2001

Note 1:            Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Foundation Capital was formed as a Georgia corporation to invest primarily in the work of churches and other nonprofit organizations by making mortgage loans to such entities and to acquire indebtedness secured by mortgages issued by such entities. Foundation Capital plans to qualify as an infinite life real estate investment trust (REIT) under the requirements of the Internal Revenue Code, but has not yet done so, and will be taxed as a “C” corporation until such time as REIT status is attained.

Principles of Consolidation

The consolidated financial statements include the accounts of Foundation Capital and two limited partnerships, Foundation Capital Partners I, LLLP and Foundation Capital Partners II, LLLP, which are controlled by Foundation Capital in its capacity of sole general partner. All significant interentity accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties.

Cash Equivalents

Foundation Capital considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2002 and 2001, cash equivalents consisted of a money market fund.

Securities

Held-to-maturity securities, which include any security for which Foundation Capital has the positive intent and ability to hold until maturity, are carried at historical cost adjusted for amortization of premiums and accretion of discounts. Premiums and discounts are amortized and accreted, respectively, to interest income using the level-yield method over the period to maturity. All of Foundation Capital’s securities are classified as held to maturity.

Interest on investments in debt securities is included in income when earned on the accrual basis. The accrual of interest is discontinued, and any previously accrued interest is reversed, when in the opinion of management, the full timely collection of principal and interest is in doubt.

Capital Stock

Under its Articles of Incorporation, which were revised October 1, 2001, Foundation Capital may issue up to 50,000,000 shares of capital stock. Of these total shares, 10,000,000 shares are designated as Class I Preferred Stock, 20,000,000 shares are designated as Common Stock and 20,000,000 shares are designated as Excess Stock.

Holders of Common Stock are entitled to one vote for each share owned.

Holders of Class I Preferred Stock are entitled to vote on matters only if their 7.25% dividends are in arrears for one year or longer. Class I Preferred Stock may be redeemed at the option of Foundation Capital at a price per share equal to $10 per share plus any accumulated dividends.

Excess Stock includes any Class I Preferred Stock or Common Stock for which there is a purported issuance or transfer in violation of Foundation Capital’s Articles of Incorporation.

The deficit additional paid-in capital relates to costs incurred in conjunction with equity resulting from private placement offerings, including the one discussed in Note 11.

Dividend Rights

The holders of shares of Class I Preferred Stock and Common Stock shall be entitled to receive, when, as and if declared by the Board of Directors of Foundation Capital, cash dividends at the following rates and in the following order of preference and priority:

(i)        Holders of shares of Class I Preferred Stock shall receive any cash dividends on a cumulative basis at a rate of seven and 25/100s percent (7.25%) of par value per share per annum;

(ii)       Holders of shares of Common Stock shall receive cash dividends at rates periodically determined by the Board of Directors

Holders of shares of Excess Stock shall not be entitled to any dividends.

Loans Receivable

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoffs are reported at their outstanding principal balances adjusted for any charge-offs, the allowance for loan losses, any deferred fees or costs on originated loans and unamortized premiums or discounts on loans collateralized by church bonds. Interest income is reported on the interest method and includes amortization of net deferred loan fees over the loan term. Generally, loans are placed on nonaccrual status at ninety days past due and interest is considered a loss, unless the loan is well secured and in the process of collection.

Discounts and premiums on loans collateralized by church bonds are amortized to income using the interest method over the remaining period to contractual maturity.

The loans receivable primarily represent loans made by Foundation Capital to churches and are generally secured by mortgages on the properties and/or bonds issued by the church which are secured by the properties.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

A loan is considered impaired when, based on current information and events, it is probable that Foundation Capital will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent.

Loans not evaluated for impairment on an individual basis are collectively evaluated for impairment, and losses are estimated based on management’s evaluation of the portfolio and considering other factors such as past due trends, historical charge-off ratios of entities with similar loan portfolio characteristics and other factors.

Minority Interest

Foundation Capital is the sole general partner of Foundation Capital Partners I, LLLP and Foundation Capital Partners II, LLLP (collectively the “Limited Partnerships”) which will be operated as what are commonly referred to as Down REITs once Foundation Capital attains REIT status. The Limited Partnerships are recorded as minority interest on Foundation Capital’s balance sheet, since, as the sole general partner, Foundation Capital effectively controls the Limited Partnerships.

The Foundation Ministries Loan Fund (FMLF), which is managed by the Assemblies of God Financial Services Group (AGFSG) initially transferred a portfolio of loans secured primarily by church buildings at the then outstanding loan balances value, net of FMLF’s related allowance for loan losses, which approximated fair value, to Foundation Capital during 2000 to establish Foundation Capital Partners I, LLLP. AGFSG initially invested $10,000,000 to establish Foundation Capital Partners II, LLLP in 2001, which had been formed by Foundation Capital on October 31, 2000. FMLF currently receives preferred payments at rates determined by the Board of Directors. AGFSG and another unrelated limited partner receive preferred payments at the same rate as dividends paid on common stock, as determined periodically by the Board of Directors. AGFSG directly or indirectly held approximately 85% and 75% of the outstanding common stock of Foundation Capital at December 31, 2002 and 2001, respectively.

Earnings Per Common Share

Earnings per common share have been computed based upon the weighted average common shares outstanding during each year. Because there are no potentially dilutive shares outstanding, diluted earnings per share is the same as basic earnings per share.

Segment Information

Foundation Capital’s principal business is making mortgage loans to churches and other nonprofit organizations. The lending operation is Foundation Capital’s only reportable segment. The lending segment is principally engaged in the business of originating mortgage loans secured by mortgages on church properties and/or bonds issued by the entity which are secured by the properties. These loans are funded primarily through investments by limited partners. Selected information is not presented separately for Foundation Capital’s reportable segment, as there is no material difference between that information and the corresponding information in the consolidated financial statements.

Future Changes in Accounting Principle

The Financial Accounting Standards Board (“FASB”) recently issued its Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This new Interpretation requires a guarantor to recognize a liability for the fair value of the obligation undertaken in issuing a guarantee at its inception and prescribes disclosures regarding guarantees. The Interpretation applies only to guarantees issued or modified after December 31, 2002. Initial adoption of the Interpretation will have no effect on Foundation Capital’s financial statements. Foundation Capital’s application of the Interpretation to guarantees issued or modified after December 31, 2002, will, if material, result in recognition of a liability for such guarantees, as well as recognition of fee revenue from them over the period of time the guarantees are outstanding.

In July 2002, FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires that a liability for costs associated with an exit or disposal activity be recognized when incurred rather than at the date of commitment to an exit or disposal plan. This Statement replaces EITF 94-3 and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of this Statement is not expected to have a material effect on Foundation Capital’s financial statements.

Note 2:            Securities

The amortized cost and approximate fair values of securities classified as held to maturity are as follows:

December 31, 2002

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value

Church bonds	$ 2,940,917	$ 343,143	$ (2,726)	$ 3,281,334

December 31, 2001

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value

Church bonds	$ 2,082,210	$ 11,294	$ (28,504)	$ 2,065,000

Maturities of held-to-maturity debt investments at December 31, 2002:

	Amortized Cost	Approximate Fair Value

After one through five years	$9,500	$6,774
After five through ten years	85,138	96,708
After ten years	2,846,279	3,177,852

	$2,940,917	$3,281,334

Note 3:            Loans Receivable and Allowance for Loan Losses

Categories of loans at December 31 include:

	2002	2001

Mortgage loans	$51,586,704	$38,905,119
Church bond loans	66,594,598	33,011,000
Construction loans	5,058,378	1,132,250
Other	502,386	160,000

Total loans	123,742,066	73,208,369

Less
Allowance for loan losses	336,283	336,283
Unamortized discounts	1,550,835	512,634
Deferred origination fees, net	295,186	30,757

	2,182,304	879,674

	$121,559,762	$72,328,695

Activity in the allowance for loan losses is summarized as follows:

	2002	2001

Balance, beginning of year	$336,283	$244,198

Provision for loan losses	—	92,085

Balance, end of year	$336,283	$336,283

For the years ended December 31, 2002 and 2001, Foundation Capital did not have any loan charge-offs.

As of December 31, 2002 and 2001, the recorded investment in impaired loans approximated $4,171,000 and $0, respectively, all of which is subject to allowance for losses on loans. The average recorded investment in impaired loans during 2002 and 2001 was approximately $4,079,000 and $0, respectively. Interest of $347,208 and $0 was recognized on an accrual basis during 2002 and 2001, respectively, which was not materially different from interest recognized on a cash basis.

At December 31, 2002 and 2001, accruing loans delinquent 90 days or more totaled $2,680,751 and $0, respectively. Nonaccruing loans at December 31, 2002 and 2001, were $1,490,266 and $0, respectively.

Note 4:     Income Taxes

The provision for income taxes includes these components:

	2002	2001

Taxes currently payable	$0	$11,500

A reconciliation of income tax expense at the statutory rate to Foundation Capital’s actual income tax expense is shown below:

	2002	2001

Computed at the statutory rate (34%)	$2,352,101	$1,456,978

Increase (decrease) resulting from
Limited partnership preferred payments and minority share of net income or loss taxable to limited partners	(2,358,926)	(1,442,190)
Other	6,825	(3,288)

Actual tax expense	$0	$11,500

Note 5:     Limited Partnership Minority Interest

The Limited Partnership Minority Interest represents the Limited Partnership interests of Foundation Capital Partners I, LLLP and Foundation Capital Partners II, LLLP. Foundation Capital is the General Partner of each of the Limited Partnerships. The Limited Partnership Agreements for both Foundation Capital Partners I, LLLP and Foundation Capital Partners II, LLLP state that the Limited Partners cannot voluntarily withdraw from the partnership and cannot take part in the management of the business, transact business for the partnership or have the power to sign for or bind the partnership to any agreement or document, as these powers belong only to the General Partner. Additionally, the Limited Partners can sell their interest in the partnership only with the General Partner’s permission. The Limited Partnership Minority Interest activity is summarized as follows:

Foundation Capital Partners I, LLLP

	2002	2001

Balance, beginning of year	$47,227,315	$38,547,427
Cash contributions	15,500,000	5,500,000
Reinvestment of preferred payments	4,199,031	3,172,095
Withdrawals	(6,329,746)	—
Allocation of earnings (loss)	(501,469)	7,793

Balance, end of year	$60,095,131	$47,227,315

Foundation Capital Partners II, LLLP

Balance, beginning of year	34,061,846	—
Cash contributions	34,255,000	33,000,000
Reinvestment of preferred payments	3,818,779	1,265,526

Allocation of loss	(577,861)	(203,680)

Balance, end of year	71,557,764

Limited partnership minority interest	$131,652,895	$81,289,161

Note 6:     Management Services

Foundation Capital does not have any employees and instead has contracted with an entity affiliated with certain of its common stockholders to manage the operations of Foundation Capital. The management company in turn has contracted with an entity affiliated with certain common stockholders to perform certain of the administrative duties. Foundation Capital recognized $1,334,796 and $718,735 of expense related to this management arrangement during the years ended December 31, 2002 and 2001, respectively. The amounts due from (to) the management company at December 31, 2002 and 2001, were $89,221 and $(37,765), respectively.

Note 7:     Disclosures About Fair Value of Financial Instruments

The following table presents estimated fair values of Foundation Capital’s financial instruments. The fair values of certain of these instruments were calculated by discounting expected cash flows, which method involves significant judgments by management and uncertainties. Fair value is the estimated amount at which financial assets or liabilities could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Because no market exists for certain of these financial instruments and because management does not intend to sell these financial instruments, Foundation Capital does not know whether the fair values shown below represent values at which the respective financial instruments could be sold individually or in the aggregate.

	December 31, 2002		December 31, 2001

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets
Cash and cash equivalents	$6,406,403	$6,406,403	$7,046,063	$7,046,063
Interest receivable	1,480,693	1,480,693	1,053,166	1,053,166
Loans receivable	121,559,762	123,859,000	72,328,695	76,140,000
Held-to-maturity securities	2,940,917	3,281,334	2,082,210	2,065,000

Unrecognized financial instruments (net of contract amount)
Commitments to extend credit	—	—	—	—

The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

Cash and Cash Equivalents

The carrying amount approximates fair value.

Loans and Interest Receivable

The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Loans with similar characteristics were aggregated for purposes of the calculations. The carrying amount of interest receivable approximates its fair value.

Securities

Fair values for investment securities equal quoted market prices, if available. If quoted market prices are not available, fair value is estimated based on quoted market prices of similar securities.

Commitments to Extend Credit

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.

Note 8:     Commitments and Credit Risk

Commitments to Originate Loans

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies, but typically includes commercial real estate.

Foundation Capital had outstanding commitments to originate loans aggregating approximately $15,280,000 and $5,376,000, all at fixed rates of interest, at December 31, 2002 and 2001, respectively. The commitments extended over varying periods of time with the majority being disbursed within a one-year period.

Loans Receivable

Foundation Capital extends credit for real estate mortgage loans and church bond loans primarily to churches and affiliated organizations. Foundation Capital evaluates creditworthiness on a loan-by-loan basis and generally requires collateral in the form of first mortgages on the related property, or that the bonds collateralizing church bond loans are secured by first mortgages on the related property. The loans are expected to be repaid from operations of and/or contributions to the borrowers. Foundation Capital also controls credit risk through regular evaluations and monitoring procedures.

At December 31, 2002, there were three outstanding loans that individually had principal balances in excess of 5% of total assets. Together these three loans comprised approximately 20% of total assets. These three loans are not interrelated and none exceeded 10% of total assets individually. At December 31, 2001, there were no outstanding loans that individually had principal balances in excess of 5% of total assets.

At December 31, 2002 and 2001, loans to borrowers in the states of California and Washington totaled approximately 40% and 60%, respectively, of the gross loan portfolio.

Note 9:     Earnings Per Share

Earnings (loss) per share (EPS) were computed as follows:

Year Ended December 31, 2002

Loss	Weighted Average Common	Per Share Amount

		Shares

Net loss	$(20,072)

Basic and diluted earnings per share
Loss allocable to common stockholders	$(20,072)	150,482	$(0.13)

	Year Ended December 31, 2001

	Income	Weighted Average Common Shares	Per Share Amount

Net income	$31,995

Basic and diluted earnings per share
Loss allocable to common stockholders	$(48,205)	35,570	$(1.36)

Note 10:   Significant Estimates and Concentrations

Generally accepted accounting principles require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Estimates related to the allowance for loan losses are reflected in Notes 1 and 3. Current vulnerabilities due to certain concentrations of credit risk are discussed in Note 8.

Note 11:   Debt Offering

Foundation Capital has received approval by the Securities and Exchange Commission to raise funds through a public offering of up to $55,000,000 of unsecured debt obligations with terms varying from three to ten years with interest at rates currently ranging from 4.25% to 6.25%. As of December 31, 2002, no debt obligations were outstanding.

Independent Accountants’ Report on
Financial Statement Schedules

Board of Directors
Foundation Capital Resources, Inc.
Jackson, Mississippi

In connection with our audits of the consolidated financial statements of Foundation Capital Resources, Inc. for each of the two years in the period ended December 31, 2002, we have also audited the following financial statement schedules. The financial statement schedules are the responsibility of Foundation Capital’s management. Our responsibility is to express an opinion on the financial statement schedules based on our audits of the basic financial statements. These schedules are presented for purposes of complying with the Securities and Exchange Commission’s rules and regulations and are not a required part of the consolidated financial statements.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

/s/BKD, LLP

Springfield, Missouri
February 14, 2003

Foundation Capital Resources, Inc.
Mortgage Loans on Real Estate
December 31, 2002

Column A		Column B	Column C	Column D	Column E	Column F	Column G	Column H

Range of Carrying Amounts of Mortgages	Number of Loans	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgage	Carrying Amount of Mortgage	Principal Amount of Loans Delinquent

Mortgage Loans

Less than $3,646,800 (3)	68	7.4 – 10.50%	Various	N/A	N/A	N/A	$44,242,704	$4,171,017
Loan in Seattle, WA	1	7.95	12/1/04	Level Pay	N/A	$7,344,000	7,344,000	—

	69						51,586,704	4,171,017

Investment in Church Bond Loans

Less than $3,646,800 (3)	72	6.50 – 10.50	Various	N/A	N/A	N/A	46,240,526	—
Loan in Brooklyn, NY	3	7.25 – 8.30	Various	Level Pay	N/A	$11,654,072	11,654,072	—
Loan in Surprise, AZ	2	8.40 – 9.00	Various	Level Pay	N/A	$8,700,000	8,700,000	—

	77						66,594,598	—

Construction Loans
Less than $3,646,800 (3)	4	7.50 – 8.75	Various	Varying	N/A	$5,058,623	5,058,378	—

Other
Less than $3,646,800 (3)	5	7.50 – 8.50	Various	Varying	N/A	$502,386	502,386	—

Unamortized discount							(1,550,835)	—
Allowance for loan losses (2)							(336,283)	—
Other							(295,186)	—

	155						$121,559,762	$4,171,017

Foundation Capital Resources, Inc.
Mortgage Loans on Real Estate
December 31, 2001

Column A		Column B	Column C	Column D	Column E	Column F	Column G	Column H

Range of Carrying Amounts of Mortgages	Number of Loans	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgage	Carrying Amount of Mortgage	Principal Amount of Loans Delinquent

Mortgage Loans

Less than $2,169,861 (3)	58	7.4 - 10.50%	Various	N/A	N/A	N/A	$23,929,092	$1,902,676
Loan in Prattville, AL	1	10.50	11/06/20	Level Pay	N/A	$2,525,500	2,495,758	2,495,758
Loan in Bothell, WA	1	7.40	11/03/20	Level Pay	N/A	$3,167,828	3,093,440	—
Loan in Stockton, CA	1	8.40	01/01/24	Level Pay	N/A	$2,924,050	2,801,369	—
Loan in Riverside, CA	1	7.50	11/28/02	Level Pay	N/A	$3,886,000	3,885,460	—
Loan in Meza, AZ	1	7.40	12/28/04	Level Pay	N/A	$2,700,000	2,700,000	—

	63						38,905,119	4,398,434

Investment in Church Bond Loans

Less than $2,169,861 (3)	50	6.50 - 10.50	Various	N/A	N/A	N/A	30,286,000	—
Loan in Contra Costa County	1	9.50	06/30/20	Varying	N/A	$2,725,000	2,725,000	—

	51						33,011,000	—

Construction Loans
Less than $2,169,861 (3)	1	7.50	11/24/03	Varying	N/A	$1,132,250	1,132,250	—

Other
Less than $2,169,861 (3)	2	7.50 - 8.50	Various	Varying	N/A	$160,000	160,000	—

Unamortized discount							(512,634)	—
Allowance for loan losses (2)							(336,283)	—
Other							(30,757)	—

	117						$72,328,695	$4,398,434

Foundation Capital Resources, Inc.
Mortgage Loans on Real Estate
December 31, 2002

Notes

(1)       Reconciliation of the carrying amounts of loans

Balance at December 31, 2001		$72,328,695
Additions during 2002
Loan originations and purchases of church bond loans	$42,753,500
Loan originations and purchases of mortgage loans	36,179,601
Accretion of discounts	189,897

		79,122,998
Deductions during 2002
Collections of principal	29,943,216
Provision for losses	—
Other	(51,285)

		29,891,931

		$121,559,762

(2)       The provision for losses is based on management’s assessment of various factors.

(3)       $3,646,800 is 3% of the total amount of loans at December 31, 2002.

(4)       The geographic distribution of Foundation Capital’s whole loan portfolio at December 31, 2002, is as follows:

State or Territory	Number of Loans	Carrying Amount

Arizona	16	$17,538,146
California	25	26,733,450
Florida	10	4,454,109
North Carolina	16	9,405,133
New Jersey	7	2,737,670
Texas	10	3,933,558
Washington	36	22,541,445
Other states, less than 5 loans each	35	36,398,555
Unamortized discount	—	(1,550,835)
Allowance for loan losses	—	(336,283)
Other	—	(295,186)

	155	$121,559,762

Foundation Capital Resources, Inc.
Mortgage Loans on Real Estate
December 31, 2001

Notes

(1)       Reconciliation of the carrying amounts of loans

Balance at December 31, 2000		$37,678,735
Additions during 2001
Loan originations and purchases of church bond loans	$26,985,250
Loan originations and purchases of mortgage loans	19,040,161
Accretion of discounts	71,675

		46,097,086
Deductions during 2001
Collections of principal	11,383,547
Provision for losses	92,085
Other	(28,506)

		11,447,126

		$72,328,695

(2)       The provision for losses is based on management’s assessment of various factors.

(3)       $2,169,861 is 3% of the total amount of loans at December 31, 2001.

(4)       The geographic distribution of the Company’s whole loan portfolio at December 31, 2001, is as follows:

State or Territory	Number of Loans	Carrying Amount

Arizona	9	$6,936,446
California	21	25,060,121
Florida	7	4,159,261
North Carolina	7	4,164,500
Texas	7	3,693,828
Washington	46	19,435,866
Other states, less than 5 loans each	20	9,758,347
Unamortized discount	—	(512,634)
Allowance for loan losses	—	(336,283)
Other	—	(30,757)

	117	$72,328,695

ITEM 8.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9.         DI RECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Board of Directors is currently comprised of 6 individuals whose terms of office expire in 2003. Executive officers of Foundation Capital serve at the pleasure of the Board of Directors. The following table sets forth certain information concerning the Board of Directors and executive officers of Foundation Capital as of December 31, 2002:

Name	Age	Position	Year First Elected as a Director

A. J. Braswell 32 Black Banks Drive St. Simons Island, Georgia 31522	61	President, Chief Executive Officer and Director	2000

Bobby D. Ray 1430 Lelia Drive Jackson, Mississippi 39216	49	Senior Vice President, Chief Financial Officer and Treasurer

Douglas H.Veazey 1430 Lelia Drive Jackson, Mississippi 39216	55	Vice President—Finance and Loan Servicing

James LeRoy Roberts 1812 Hunting Ridge Road Raleigh, North Carolina 27615	64	Director	2000

Wayne Shirley 6201 104th Avenue, N.E. Kirkland, Washington 98033	59	Director	2000

Kenneth C. Bray P.O. Box 1569 Duluth, Georgia 30096	51	Director	2000

Dr. K. Milton Higgins 945 West Alamos Fresno, California 93705	66	Director	2000

Clay Corvin 3939 Gentilly Blvd. New Orleans, LA 70126	55	Director and Secretary	2002

Barry S. Winford 1430 Lelia Drive Jackson, Mississippi 39216	36	Senior Vice President

Information regarding the business background and experience of Foundation Capital’s Directors and executive officers follows:

A.J. Braswell is a founder of Foundation Capital and serves as its President, Chief Executive Officer and a Director. Mr. Braswell attended Augusta College and Southern Technical Institute and majored in electrical engineering technology. For approximately 12 years, Mr. Braswell worked in the area of telecommunications engineering technology for Western Electric and for Collins Radio Company. In 1975, Mr. Braswell acquired the predecessor of Reliance Trust Company, a Georgia corporation (“Reliance”). Thereafter, Mr. Braswell transformed Reliance into a nationally recognized state-chartered bank and trust company specializing in (i) trust and fiduciary services to churches issuing bonds, (ii) services to church loan funds, and (iii) personal and corporate trusts, asset management and retirement plan administration. In 1996, Mr. Braswell sold his ownership interest in Reliance. From 1996 to December 30, 2001, Mr. Braswell served as Managing Principal of Reliance Institutional Capital, Inc. (formerly known as Reliance Financial Corporation) in order to focus on maintaining its existing church and non-profit business and on developing additional business for Reliance. Since December 30, 2001, Mr. Braswell has not been employed by Reliance or any of its Affiliates. Mr. Braswell is Chairman of the Board of the Christian Stewardship Association, a Director of World Serve International and is the Secretary and Treasurer for the National Association of Church and Institutional Financing Organizations. Mr. Braswell also serves as the President, Chief Executive Officer and a Director of the Manager.

Bobby D. Ray serves as Senior Vice President, Chief Financial Officer and Treasurer of Foundation Capital. Mr. Ray received a Bachelor of Science degree in Accounting from Mississippi State University. From 1995 to 2002, Mr. Ray served as Director of Accounting for SkyTel Communications, Inc. From 1992 to 1994, Mr. Ray was Director of Source System Accounting for Entergy Services, Inc. Mr. Ray is a member of the American Institute of Certified Public Accountants and the Mississippi Society of Certified Public Accountants.

Douglas H. Veazey serves as Vice President of Finance and Loan Servicing of Foundation Capital. Mr. Veazey received a Bachelor of Science degree from Mississippi State University. Prior to joining Foundation Capital, Mr. Veazey was a Financial Services Representative for Cendant Mortgage Corporation where he was responsible for mortgage loan originations. From 2000 to 2002, Mr. Veazey was Director of Finance for the Mississippi Commission For International Cultural Exchange, Inc. where his responsibilities included accounting budget, personnel and payroll issues and internal and external reporting. From 1992 to 1999, Mr. Veazey was Chief Financial Officer of First American National Bank - Mortgage Division.

James LeRoy Roberts serves as a Director of Foundation Capital. Mr. Roberts received a Bachelor of Arts degree from Southwest Missouri State University. Mr. Roberts has served two terms as President of the National Association of Church and Institutional Financing Organization, Inc., and has participated in the placement of over $300 million in church loans. From 1979 until 2002, Mr. Roberts was the President of American Funding, Inc., a North Carolina corporation which is a dormant subsidiary of Rives Leavell & Co., Inc. that no longer engages in business. Mr. Roberts has been a frequent lecturer, speaker and workshop facilitator at church finance and building conferences.

Wayne Shirley serves as a Director of Foundation Capital. Mr. Shirley attended Northwest College and Southern California College. Since 1975, Mr. Shirley has worked in the areas of real estate sales and mortgage insurance. Mr. Shirley is currently Vice President and sales manager for Home Mortgage Corporation. Prior to joining Home Mortgage, Mr. Shirley was a Vice President and sales manager for Washington Mutual Bank where he began working in 1992. Mr. Shirley has also worked with Freddie Mac as an account manager where he marketed loan products and Freddie Mac purchase certificates to banks, savings and loans and mortgage companies in the northwest and Northern California. Mr. Shirley is currently the Secretary of the Northwest College Foundation Board and is a member of the Board of Directors of FMLF.

Kenneth C. Bray serves as a Director of Foundation Capital. Mr. Bray received a Bachelor of Arts degree in Accounting from the University of West Florida. Mr. Bray has been an auditor with the Internal Revenue Service and was a senior partner in Bray, Marsh & McConnell, P.C., an accounting firm. Mr. Bray became the Chief Executive Officer of Brayson Homes, Inc. on May 1, 2000. Mr. Bray is also a member of the American Institute of Certified Public Accountants, the Georgia Society of Certified Public Accountants and the Home Builders Association.

Dr. K. Milton Higgins serves as a Director of Foundation Capital. Dr. Higgins received a Bachelor of Arts degree from Baylor University, a Bachelor of Divinity degree from Golden Gate Baptist Seminary and a Doctor of

Ministry degree. Dr. Higgins served as the Executive Vice President of California Baptist Foundation from 1991 to 1996. Dr. Higgins currently serves as the President and Chief Executive Officer of California Baptist Foundation, where he has served in such capacity since 1997 and is a member of the Southern Baptist Convention Annuity Board.

Clay Corvin serves as a Director of Foundation Capital. Mr. Corvin received a Bachelor of Science degree from the University of Alabama and a Master of Religious Education Degree from New Orleans Baptist Theological Seminary. From 1995 to the present, Mr. Corvin has served as Executive Director, Providence Educational Foundation, a Professor of Administration at the New Orleans Baptist Theological Seminary and since 1979, to the present, he has served as Vice President - Business Affairs of the New Orleans Baptist Theological Seminary.

Barry S. Winford serves as a Senior Vice President of Foundation Capital. Mr. Winford received a Bachelor of Business Administration degree from Mississippi State University. Mr. Winford has worked in the field of real estate finance since 1992 as a Commercial Real Estate Lender with Deposit Guaranty National Bank in Jackson, Mississippi and Compass Bancshares headquartered in Birmingham, Alabama. From 1996 to 2000, Mr. Winford served as a Commercial Mortgage Banker for Capital Advisors based in Charlotte, North Carolina. Mr. Winford is currently the Vice President of the Manager. Mr. Winford is also a member of the Board of Battlefield Park Children’s Foundation.

Committees of the Board of Directors

Audit Committee. The Board has established an Audit Committee consisting of 3 Directors, including 2 Independent Directors. The Audit Committee is composed of Kenneth C. Bray, Chairman, Clay Corvin, and K. Milton Higgins. The Audit Committee makes recommendations concerning the engagement of independent public accountants, reviews with the independent public accountants the results of the audit engagement, approves professional services provided by the independent public accountants, reviews the independence of the independent public accountants, considers the range of audit and non-audit fees, reviews the adequacy of Foundation Capital’s internal accounting controls, monitors management’s efforts to correct deficiencies described in an audit and communicates risk management concerns to the Board of Directors.

Executive Committee. The Board has established an Executive Committee consisting of 3 Directors, including 2 Independent Directors. The Executive Committee is composed of A.J. Braswell, Wayne Shirley and Kenneth C. Bray. The Executive Committee acquires, disposes of and finances investments for Foundation Capital, executes contracts and agreements, including those related to the lending of money by Foundation Capital, establishes or approves policies and procedures required for the daily operation of Foundation Capital, monitors the status of all threatened or pending litigation, coordinates the work of all other committees of the Board of Directors and generally exercises all other powers of the Board of Directors, except as prohibited by law.

Credit Committee. The Board has established a Credit Committee consisting of 3 Directors, including 2 Independent Directors. The Credit Committee is composed of A.J. Braswell, Chairman, Kenneth C. Bray and Wayne Shirley. The Credit Committee reviews Foundation Capital’s lending policies and monitors compliance with such policies, verifies that management follows appropriate procedures to recognize adverse lending trends, to take corrective actions, and to maintain an adequate allowance for loan losses, determines that risk controls are in place governing compliance with loan related, or other applicable, laws and regulations, evaluates credit applications and assists with credit decisions to the extent that proposed loans exceed the approval level of Foundation Capital’s officers established by Foundation Capital’s policies and procedures.

Administrative Committees. In addition to Board Committees, administrative committees may be established from time to time in accordance with Foundation Capital’s policies and procedures. Administrative committees shall administer the business of Foundation Capital and carry out the policies of the Board of Directors. Administrative committees shall consist of members of the Board of Directors, officers and employees of Foundation Capital and such other individuals as the Board of Directors shall determine.

Meetings of Directors

The Board of Directors meets on a quarterly basis to review the performance of Foundation Capital, its borrowings and other matters.

Compensation of Directors

Foundation Capital pays a per meeting fee of $500 to its Board members. In addition, Foundation Capital reimburses members of the Board of Directors for travel expenses incurred in connection with their activities on behalf of Foundation Capital.

ITEM 10.        EXECUTIVE COMPENSATION

Foundation Capital’s executive officers do not receive compensation from Foundation Capital, however, Foundation Capital’s Chief Executive Officer directly owns 66.67% of the Manager. The Manager receives management fees under the terms of its Management Agreement with Foundation Capital. See “Item 12. Certain Relationships and Related Transactions.”

ITEM 11.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information concerning beneficial ownership of our Common Stock as of December 31, 2002, by:

•          each stockholder that we know owns more than 5% of our outstanding Common Stock;

•          each of our named executive officers;

•          each of our Directors; and

•          all of our Directors and executive officers as a group.

Name and Address of Owner	Number of Shares of Common Stock Held Directly and Indirectly	Percentage Ownership of Common Stock Held Directly and Indirectly (1)

A.J. Braswell 32 Black Banks Drive St. Simons Island, Georgia 31522	642.07(2)	*

James LeRoy Roberts 1812 Hunting Ridge Road Raleigh, North Carolina 27615	2,814.59(3)	2.00%

Wayne Shirley 6201 104th Avenue, N.E. Kirkland, Washington 98033	10.68(4)	*

Kenneth C. Bray P. O. Box 1569 Duluth, Georgia 30096	115.93(5)	*

Dr. K. Milton Higgins 945 West Alamos Fresno, California 93705	2,713.73(6)	1.93%

Name and Address of Owner	Number of Shares of Common Stock Held Directly and Indirectly	Percentage Ownership of Common Stock Held Directly and Indirectly (1)

Clay Corvin 3939 Gentilly Blvd. New Orleans, Louisiana 70126	—	—

Douglas H. Veazey 1430 Lelia Drive Jackson, Mississippi 39216	559.81(7)	*

Bobby D. Ray 1430 Lelia Drive Jackson, Mississippi 39216	559.81(7)	*

Barry S. Winford 1430 Lelia Drive Jackson, Mississippi 39216	666.72(7), (8)	*

Assemblies of God Loan Fund 1661 North Boonville Avenue Suite B Springfield, Missouri 65803	29,857.02	21.20%

Assemblies of God Financial Services Group 1661 North Boonville Avenue Suite B Springfield, Missouri 65803	29,857.02	21.20%(9)

Assemblies of God Foundation 1661 North Boonville Avenue Suite B Springfield, Missouri 65803	29,857.02	21.20%

Ministers Benefit Association 1661 North Boonville Avenue Suite B Springfield, Missouri 65803	29,857.02	21.20%

All Officers and Board of Directors as a Group (9 Persons)	6,403.91	4.55%

______________

      *    Indicates less than 1% ownership.

   (1)    For purposes of calculating the percentage beneficially owned, the number of shares of Common Stock deemed outstanding consists of 140,817.3 shares. Beneficial ownership is determined in accordance with the rules of the SEC that deem shares to be beneficially owned by any person or group who has or shares voting or investment power with respect to such shares.

   (2)    Includes 82.26 shares of Foundation Capital’s Common Stock owned by Mr. Braswell and 559.81 shares of Foundation Capital’s Common Stock held by the Manager. Mr. Braswell, as an officer of the Manager, may be deemed to beneficially own the Manager’s shares. Does not include 10.71 shares of Foundation Capital’s Common Stock held by Mr. Braswell’s wife, Phyllis Braswell.

   (3)    Does not include 2,914.59 shares of Foundation Capital’s Common Stock held by Mr. Roberts’ wife, Jeanine Roberts.

   (4)    Does not include 10.68 shares of Foundation Capital’s Common Stock held by Mr. Shirley’s wife, Sheri Shirley.

   (5)    Does not include 115.93 shares of Foundation Capital’s Common Stock held by Mr. Bray’s wife, Cynthia B. Bray.

   (6)    Includes 213.73 shares of Foundation Capital’s Common Stock owned by Dr. Higgins and 2,500 shares of Foundation Capital’s Common Stock held by California Baptist Foundation. Dr. Higgins, as an officer of the California Baptist Foundation, may be deemed to beneficially own California Baptist’s shares. Does not include 213.73 shares of Foundation Capital’s Common Stock held by Dr. Higgins’ wife, Jarrene Higgins.

   (7)    Includes 559.81 shares of Foundation Capital’s Common Stock held by the Manager. Mr. Veazey, Mr. Ray and Mr. Winford, as officers of the Manager, may be deemed to beneficially own the Manager’s shares.

   (8)    Includes 106.91 shares of Foundation Capital’s Common Stock owned by Mr. Winford. Does not include 26.71 shares of Foundation Capital’s Common Stock held by Mr. Winford’s wife, Christine Winford, or 26.71 shares of Foundation Capital’s Common Stock held by each of Mr. Winford’s daughters, Aiden Winford and Brittan Winford.

   (9)    Consists of shares of Common Stock that were converted from Class II Preferred Stock. AGFSG directly and indirectly owns 84.8% of Foundation Capital’s Common Stock.

ITEM 12.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Foundation Capital is subject to various conflicts of interest arising out of its relationship with its Affiliates: the Manager (One Capital Advisors, LLC) and the Underwriter (Rives, Leavell & Co., Inc.). Foundation Capital’s Chief Executive Officer directly owns 66.67% of the Manager, which owns 90% of the Underwriter. All agreements and arrangements, including those relating to compensation, between Foundation Capital and the Manager are not the result of arm’s-length negotiations. The Manager receives an annual management fee, payable monthly, and based upon Average Invested Assets, at the beginning of each month as follows: one-twelfth of 0.3% of cash and cash equivalents, plus 1.5% for Average Invested Assets less than $50 million; 1.4% for Average Invested Assets greater than or equal to $50 million and less than $75 million; 1.3% for Average Invested Assets greater than or equal to $75 million and less than $100 million; and 1.25% for Average Invested Assets greater than or equal to $100 million. However, for any year in which Foundation Capital qualifies as a REIT, the Manager must reimburse Foundation Capital to the extent that the Total Operating Expenses, including the management fee, paid during the previous calendar year exceed the greater of (i) 2% of Foundation Capital’s Average Invested Assets for the calendar year, or (ii) 25% of Foundation Capital’s Net Income for that calendar year. From January 1, 2001 through December 31, 2002, the Manager received management fees totaling $2,053,530.

Foundation Capital’s President and Chief Executive Officer owns a 60% indirect ownership interest in the Underwriter; therefore, Foundation Capital is subject to the following conflicts of interest. Foundation Capital may be more inclined to utilize the Underwriter to perform broker-dealer services. As a result, Foundation Capital may invest in bond issuances, that may not provide the greatest amount of return, if the Underwriter is underwriting the transaction. In this regard, when the Underwriter buys mortgage bonds or makes a bond-collateralized loan to enable the issuer to meet minimum escrow requirements, in a transaction underwritten by the Underwriter, it may result in Foundation Capital’s investing in high-risk projects for which the Underwriter sold bonds. Additionally, Foundation Capital will pay the underwriter commissions based on the gross amount of the Certificates it sells on Foundation Capital’s behalf in the offering. A conflict of interest could arise as the underwriter may be incentivized to sell Certificates prior to Foundation Capital’s deployment of the resulting proceeds to fund mortgage loans or purchase bonds.

AGFSG, which directly and indirectly owns approximately 85% of Foundation Capital’s Common Stock, owns 100% of the Servicer. The Manager has entered into a Loan Servicing Agreement (“Servicing Agreement”) with the Servicer to provide Foundation Capital and the Limited Partnerships with loan administration, processing and collection services. Pursuant to the terms of the Servicing Agreement, the Servicer is entitled to a fee equal to 1/12 of .3% of the principal balance of all loans as of the end of each month. The Servicing Agreement expires on June 30, 2003. The Servicer has entered into a subservicing agreement with AGFSG, who as 100% owner of the

Servicer, benefits financially as a result of revenues generated by the Servicer. Conflicts of interest could arise as a result of this relationship as the agreements between the parties were not the result of arm’s-length negotiations and the Manager may be more inclined to utilize the Servicer rather than another company that provides the same services at a possibly lower price. From January 1, 2001 through December 31, 2002, the Servicer has received fees totaling $165,770.

Foundation Capital anticipates entering into loan transactions in connection with church bond issues offered by the Underwriter as the original broker-dealer, some of which have a direct or indirect ownership in Foundation Capital or Affiliates of Foundation Capital or the Manager. For example, loans will be made to churches, none of whom will be Affiliates of Foundation Capital; Foundation Capital may participate in bond collateralized loans; Foundation Capital may make construction loans; and Foundation Capital may also participate in transactions with non-Affiliate broker-dealers.

In approving any transaction or series of transactions between Foundation Capital and a direct or indirect owner or an Affiliate, a majority of the Board of Directors not otherwise interested in such transaction, including a majority of the Independent Directors, must determine that the transaction is fair, competitive, and commercially reasonable and no less favorable to Foundation Capital than transactions between unaffiliated parties under the same circumstances.

Reliance is compensated by Foundation Capital between .5% and 1% for any loans it refers to Foundation Capital. Additionally, the Manager has entered into contracts with Reliance and with Partners III, LLC, a Mississippi limited liability company (“Partners III”), for office space, utilities and certain administrative services. A. J. Braswell is a minority member of Partners III.

Foundation Capital anticipates that certain broker-dealers, denominational entities and others referring loans to Foundation Capital may invest in Foundation Capital’s capital stock. Such persons or institutions may also sell loans to Foundation Capital, underwrite church bonds which serve as security for loans made by Foundation Capital, or underwrite church bonds which are purchased by Foundation Capital.

ITEM 13.        EXHIBITS, list AND REPORTS ON FORM 8-K

Financial Statements, Financial Statement Schedules and Exhibits

(a)       Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-KSB.

Exhibit. No.	Description

3.1*	Second Amended and Restated Articles of Incorporation

3.2*	Bylaws

4.1*	Form of Indenture between Foundation Capital and Reliance Trust Company

10.1*	Form of Escrow Agreement

10.2*	Form of REIT Management Agreement between Foundation Capital and the Manager

10.3*	Form of Collateral Assignment Agreement

10.4*	Interest Reinvestment Plan

10.5*	Loan Servicing Agreement

24.1	Power of Attorney (included on signature page)

99.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

______________

      *    Incorporated herein by reference to Foundation Capital’s Registration Statement on Form S-11 (Commission File No. 333-81298).

(b)      Reports on Form 8-K filed in the fourth quarter of 2002.

No reports on Form 8-K were filed during the last quarter of the period covered by this Annual Report.

ITEM 14.        CONTROLS AND PROCEDURES

Within 90 days prior to the date of filing of this Annual Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company required to be included in our periodic SEC filings. In connection with the new rules, we are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes designed to enhance their effectiveness and to ensure that our systems evolve with our business.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, Foundation Capital has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOUNDATION CAPITAL RESOURCES, INC.
By:	/s/ A.J. BRASWELL

A.J. Braswell, President and Chief Executive Officer

Date: March 31, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Foundation Capital and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ A.J. BRASWELL	President, Chief Executive Officer (Principal Executive Officer) and Director	March 31, 2003

A.J. Braswell

	/s/ BOBBY D. RAY	Chief Financial Officer (Principal Financial Officer )	March 31, 2003

Bobby D. Ray

	/s/ JAMES LEROY ROBERTS*	Director	March 31, 2003

James LeRoy Roberts

	/s/ WAYNE SHIRLEY*	Director	March 31, 2003

Wayne Shirley

	/s/ KENNETH C. BRAY*	Director	March 31, 2003

Kenneth C. Bray

	/s/ K. MILTON HIGGINS*	Director	March 31, 2003

K. Milton Higgins

	/s/ CLAY CORVIN*	Director	March 31, 2003

Clay Corvin
*By:	/s/ A.J. BRASWELL

A.J. Braswell, Attorney-in-Fact

CERTIFICATIONS

I, A.J. Braswell, certify that:

1.        I have reviewed this Annual Report on Form 10-KSB of Foundation Capital Resources, Inc.;

2.        Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.        Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4.        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.         Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b.         Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

c.         Presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s Board of Directors (or persons performing the equivalent function):

a.         All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.         Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.        The registrant’s other certifying officers and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ A.J. BRASWELL

A.J. Braswell, Chief Executive Officer

CERTIFICATIONS

I, Bobby D. Ray, certify that:

1.        I have reviewed this Annual Report on Form 10-KSB of Foundation Capital Resources, Inc.;

2.        Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.        Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4.        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.         Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b.         Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

c.         Presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s Board of Directors (or persons performing the equivalent function):

a.         All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.         Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.        The registrant’s other certifying officers and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ BOBBY D. RAY

Bobby D. Ray, Chief Financial Officer

EXHIBIT INDEX

Exhibit No	Description

3.1*	Second Amended and Restated Articles of Incorporation

3.2*	Bylaws

4.1*	Form of Indenture between Foundation Capital and Reliance Trust Company

10.1*	Form of Escrow Agreement

10.2*	Form of REIT Management Agreement between Foundation Capital and the Manager

10.3*	Form of Collateral Assignment Agreement

10.4*	Interest Reinvestment Plan

10.5*	Loan Servicing Agreement

24.1	Power of Attorney (included on signature page)

99.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

___________

      *    Incorporated herein by reference to Foundation Capital’s Registration Statement on Form S-11 (Commission File No. 333-81298).