Form 10QSB
period 2003-03-31
FOUNDATION CAPITAL RESOURCES INC
filed 2003-05-15
CIK 1126506

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

                  (Mark One)

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

EXCHANGE ACT

For the transition period from_________ to _________

Commission File Number 333-81298

Foundation Capital Resources, Inc.

(Name of Small Business Issuer as Specified in Its Charter)

Georgia	58-2557344
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1430 Lelia Drive Jackson, Mississippi 39216

(Address of Principal Executive Offices)

601.321.1800

(Issuer’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

The number of shares outstanding of the issuer’s common stock at May 14, 2003, was 142,983.4 shares.

Transitional Small Business Disclosure Format (check one):    YES    ☐    NO    ☒

i

PART I -FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Foundation Capital Resources, Inc.

Consolidated Balance Sheets

March 31, 2003 and December 31, 2002

	March 31, 2003 (Unaudited)	December 31, 2002
Assets

Cash and cash equivalents	$9,715,381	$6,406,403
Accounts receivable	—	11,017
Due from affiliates	128,143	124,292
Interest receivable	2,006,421	1,480,693
Loans receivable, net of allowance for loan losses and unamortized discounts of $1,874,121 and $1,887,118 at March 31, 2003, and December 31, 2002, respectively	116,251,144	121,559,762
Foreclosed assets held for sale, net	2,712,947	—
Held-to-maturity securities	3,786,717	2,940,917
Deferred debt offering costs	273,858	273,858
Other	43,336	59,587

Total assets	$134,917,947	$132,856,529

Liabilities and Stockholders’ Equity

Liabilities
Accounts payable and accrued expenses	$42,591	$172,599

Total liabilities	42,591	172,599

Limited Partnership Minority Interest	133,810,409	131,652,895

Stockholders’ Equity
Class I preferred stock, 7.25% cumulative; $10 par value; authorized 10,000,000 shares; issued and outstanding March 31, 2003, and December 31, 2002 – 0 shares and 200 shares, respectively	—	2,000
Common stock; $10 par value; authorized 20,000,000 shares; issued and outstanding March 31, 2003 – 142,983.4 shares, December 31, 2002—140,817.3 shares	1,429,833	1,408,173
Excess stock; $10 par value; authorized 20,000,000 shares; none issued and outstanding	—	—
Additional paid-in capital (deficit)	(160,000)	(160,000)
Retained earnings (deficit)	(204,886)	(219,138)

Total stockholders’ equity	1,064,947	1,031,035

Total liabilities and stockholders’ equity	$134,917,947	$132,856,529

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foundation Capital Resources, Inc.

Consolidated Statements of Operations

For the Three Months Ended March 31, 2003 and 2002

	2003 (Unaudited)	2002 (Unaudited)
Interest Income
Loans	$2,508,630	$1,734,417
Held-to-maturity securities	96,804	50,084
Deposits with banks	18,603	40,345

Total interest income	2,624,037	1,824,846
Provision for Loan Losses	3,825	—

Interest Income After Provision for Loan Losses	2,620,212	1,824,846
Other Income	123	—

	2,620,335	1,824,846
Other Expenses	434,037	304,458

Income Before Income Taxes	2,186,298	1,520,388
Provision for Income Taxes	—	—

Income Before Preferred Payments to Limited Partnership and Minority Interest	2,186,298	1,520,388
Preferred Payments to Limited Partnership	—	1,571,400

Income (Loss) Before Minority Interest	2,186,298	(51,012)
Minority Interest	2,149,581	(43,117)

Net Income (Loss)	$36,717	$(7,895)

Basic and Diluted Earnings (Loss) Per Common Share	$.26	$(.05)

Dividends Declared and Paid Per Common Share	$1.60	$—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foundation Capital Resources, Inc.

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2003 and 2002

	2003 (Unaudited)	2002 (Unaudited)
Operating Activities
Net income (loss)	$36,717	$(7,895)
Items not requiring (providing) cash
Provision for loan losses	3,825	—
Accretion of discounts on loans and held-to-maturity securities	(16,822)	(47,989)
Amortization of deferred origination fees	13,318	163,226
Changes in
Due from affiliates	(3,851)	—
Interest receivable	(525,728)	(181,485)
Other assets	27,268	13,959
Accounts payable and accrued expenses	(130,008)	(30,871)
Income taxes payable	—	(7,500)

Net cash used in operating activities	(595,281)	(98,555)

Investing Activities
Origination of loans	(17,438,274)	(2,745,000)
Proceeds from principal payments on loans	15,574,488	375,180
Proceeds from sale of loans	4,459,136	—
Purchases of held-to-maturity securities	(845,800)	—

Net cash provided by (used in) investing activities	1,749,550	(2,369,820)

Financing Activities
Proceeds from issuance of common and preferred stock	21,661	63,500
Redemption of preferred stock	(2,000)	—
Dividends paid	(22,465)	—
Increase in minority interest	2,157,513	36,780,337

Net cash provided by financing activities	2,154,709	36,843,837

Increase in Cash and Cash Equivalents	3,308,978	34,375,462

Cash and Cash Equivalents, Beginning of Period	6,406,403	7,046,063

Cash and Cash Equivalents, End of Period	$9,715,381	$41,421,525

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foundation Capital Resources, Inc.

Notes to Consolidated Financial Statements

Note 1: Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Foundation Capital Resources, Inc. (“Foundation Capital”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. The financial statements presented herein reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of Foundation Capital for the periods presented. Those adjustments consist only of normal recurring adjustments. Operating results for the three months ended March 31, 2003 and 2002 are not necessarily indicative of the results that may be expected for the full year.

Certain information and note disclosures normally included in Foundation Capital’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Foundation Capital’s Annual Report on Form 10-KSB for 2002 filed with the Securities and Exchange Commission.

Nature of Operations

Foundation Capital was formed as a Georgia corporation to invest primarily in the work of churches and other nonprofit organizations by making mortgage loans to such entities and to acquire indebtedness secured by mortgages issued by such entities. Foundation Capital plans to qualify as an infinite life real estate investment trust (a “REIT”) for its fiscal year ending December 31, 2003, in accordance with the requirements of the Internal Revenue Code of 1986, as amended. Foundation Capital will be taxed as a “C” corporation until such time as REIT status is attained.

Principles of Consolidation

The consolidated financial statements include the accounts of Foundation Capital and two Georgia limited liability limited partnerships, Foundation Capital Partners I, LLLP and Foundation Capital Partners II, LLLP (collectively, the “Limited Partnerships”), which are controlled by Foundation Capital in its capacity as the sole general partner. All significant inter-entity accounts and transactions have been eliminated in consolidation.

Minority Interest

The Limited Partnerships will be operated as what are commonly referred to as Down REITs, once Foundation Capital attains REIT status. The Limited Partnerships are recorded as minority interest on Foundation Capital’s balance sheet, since, as the sole general partner, Foundation Capital effectively controls the Limited Partnerships.

Note 2: Changes in Accounting Standards

The FASB recently issued its Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires a guarantor to recognize a liability for the fair value of the obligation undertaken in issuing a guarantee at its inception and prescribes disclosures regarding guarantees. The Interpretation applies only to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on Foundation Capital’s financial statements.

The Financial Accounting Standards Board (FASB) recently issued its Interpretation No. 46 “Consolidation of Variable Interest Entities” which requires the consolidation of certain special purposes entities (SPE’s) by a company if it is determined to be the primary beneficiary of the SPE’s operating activities. The adoption of this interpretation on January 31, 2003 had no effect on Foundation Capital’s financial statements.

The FASB recently adopted Statement of Financial Accounting Standards No. 148 (SFAS 148), “Accounting for Stock-Based Compensation—Transition and Disclosure”, which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires disclosure of the pro forma effects of using the fair value based method of accounting for stock-based compensation and requires that these disclosures be included in interim as well as annual financial statements beginning with the quarter ended March 31, 2003. The disclosure provisions of SFAS No. 148 did not have a material impact on Foundation Capital’s financial statements.

Note 3:    Earnings Per Share

Earnings (loss) per share (EPS) were computed as follows:

	Period Ended March 31, 2003
	Income	Weighted Average Common Shares	Per Share Amount
Net income	$36,717

Basic and diluted earnings per share
Income allocable to common stockholders	$36,717	141,900	$.26

	Period Ended March 31, 2002
	Income/(Loss)	Weighted Average Common Shares	Per Share Amount
Net income/(loss)	$(7,895)

Basic and diluted earnings per share
Loss allocable to common stockholders	$(7,895)	147,070	$(.05)

Note 4:    Debt Offering

Foundation Capital has received approval by the Securities and Exchange Commission to raise funds through a public offering of up to $55,000,000 of unsecured debt obligations with terms varying from three to ten years with interest at rates currently ranging from 4.15% to 6.00%. As of March 31, 2003, no debt obligations had been issued.

Note 5:    Limited Partnership Agreement Revisions

During the three months ended March 31, 2003, Foundation Capital revised its limited partnership agreements. Payments to the limited partners are no longer considered guaranteed payments and expensed on the income statement, but rather are treated as distributions to the limited partners, payable if and when dividends are declared on common stock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-QSB contains certain forward-looking statements, including or related to our future results, including certain projections and business trends. Assumptions relating to forward-looking statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. When used in this Form 10-QSB, the words “estimate,” “project,” “intend,” “believe” and “expect” and similar expressions are intended to identify forward-looking statements. We believe that assumptions underlying the forward-looking statements are reasonable, however, any of the assumptions could prove inaccurate, and we may not realize the results contemplated by the forward-looking statement. Management decisions are subjective in many respects and susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our business strategy or capital expenditure plans that may, in turn, affect our results of operations. In light of the significant uncertainties inherent in the forward-looking information included in this Form 10-QSB, you should not regard the inclusion of such information as our representation that we will achieve any strategy, objectives or other plans.

These and other statements, which are not historical facts, are based largely on management’s current expectations and assumptions and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements.

Overview

Foundation Capital was formed as a Georgia corporation on June 29, 2000, to invest primarily in the work of churches, colleges, schools and other non-profit organizations through making mortgage loans to such entities and acquiring indebtedness secured by mortgages issued by such entities. Foundation Capital intends to qualify as a REIT for its fiscal year ending December 31, 2003, and lends funds primarily to churches and other non-profit organizations as funds become available for such purpose. Although Foundation Capital has the authority, in its Articles of Incorporation, to engage in the business of buying, selling and leasing of real estate, Foundation Capital currently focuses its business activities on: (i) direct mortgage lending to churches and other non-profit organizations and purchasing church mortgage loans to such entities, and (ii) investing in mortgage bonds issued by churches and other non-profit organizations. In addition, Foundation Capital may invest in real estate to be purchased or leased by churches and other non-profit organizations. If we qualify as a REIT, our REIT status will allow us to avoid corporate income taxes since we will be permitted to deduct dividend distributions to our shareholders so long as we distribute to our shareholders an amount equal to at least 90% of taxable income. Accordingly, subsequent to REIT qualification, Foundation Capital will need to continue to meet the REIT qualification requirements.

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

Foundation Capital has identified the following critical accounting policies and significant estimates and judgments below as critical to its business operations and the understanding of its results of operations. For a detailed discussion on the application of these significant estimates and judgments and our accounting policies, also see Note 1 of the Consolidated Financial Statements included in Foundation Capital’s Annual Report on Form 10-KSB for December 31, 2002.

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

The above listing is not intended to be a comprehensive list of all of our estimates and judgments or accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto which contain accounting policies and other disclosures required by accounting principles generally accepted in the United States of America.

Financial Condition

Allowance for Loan Losses

During the three months ended March 31, 2003, the allowance for loan losses and unamortized discounts decreased approximately $13,000 from approximately $1,887,000 as of December 31, 2002 to approximately $1,874,000 as of March 31, 2003. This decrease was due primarily to pay-downs on bond-collateralized loans that were outstanding at December 31, 2002, causing a reduction in unamortized discounts. No losses on loans have been recognized since Foundation Capital began business in June 2000. A provision of $3,825 for loan losses was recorded in the first quarter of 2003. No loan loss provisions were recorded during the same period in 2002.

In November 2000, Foundation Capital made a loan to a church totaling approximately $2,500,000 to refinance their then current indebtedness and to fund a development project for future growth. The loan remained current and the borrower was performing as agreed until mid-2001, when the church became delinquent in its loan payments. In January 2003, following a period of discussions and negotiations, a default notice was sent to the church by Foundation Capital and default proceedings began. Also in January 2003, the church involved in this matter voted to dissolve. In March 2003, Foundation Capital foreclosed on the property. Negotiations with potential new owners of the property are continuing. The property is recorded on the balance sheet at March 31, 2003, as foreclosed assets held for sale, net, in the amount of approximately $2,713,000.

Results of Operations

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Interest Income

Interest income totaled approximately $2,624,000 for the quarter ended March 31, 2003, an increase of approximately $799,000 compared to $1,825,000 for the quarter ended March 31, 2002. This increase in interest income was primarily due to a greater volume of loans receivable in the March 31, 2003 quarter compared to the March 31, 2002 quarter. During the three months ended March 31, 2003, Foundation Capital closed 31 new loans totaling approximately $14,725,000. The balance of loans receivable was approximately $116,251,000 at March 31, 2003, compared to approximately $74,583,000 at March 31, 2002.

Other Expenses

Other expenses totaled approximately $434,000 for the quarter ended March 31, 2003, an increase of approximately $130,000 compared to approximately $304,000 for the quarter ended March 31, 2002. This increase in other expenses, comparing the first quarter of 2003 with the first quarter of 2002, was due primarily to an increase in management fees of approximately $169,000, less a decrease of approximately $38,000 in legal expense.

Net Income/Loss

Net income of $36,717 for the first quarter of 2003 reflects an increase of $44,612 compared to a net loss of $7,895 for the first quarter of 2002. This increase in first quarter 2003 net income resulted primarily from a revision to the limited partnership agreements discussed below, the increase in interest income discussed above, and the increase in other expenses discussed above.

During the three months ended March 31, 2003, Foundation Capital revised its limited partnership agreements. Payments to the limited partners are no longer considered guaranteed payments and expensed on the income statement, but rather are treated as distributions to the limited partners, payable if and when dividends are declared on common stock.

Liquidity and Capital Resources

Foundation Capital makes and purchases mortgage loans to churches and other nonprofit organizations and invests in mortgage bonds issued by such entities. Foundation Capital expects that the cash to be generated from the mortgage loans made and acquired by Foundation Capital will be adequate to pay operating expenses and provide distributions to shareholders. Foundation Capital is not aware of any known trends or uncertainties, other than national economic conditions, which have had or which may be reasonably expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition of the mortgage loans.

Foundation Capital’s income from the mortgage loans made or purchased and bond interest income provides cash flow to Foundation Capital, which it uses to make new mortgage loans or fund distributions to limited partners and dividends to stockholders. Nevertheless, we believe that it may be desirable, if not necessary, to sell additional debt or equity securities of Foundation Capital in order to enhance our capacity to make mortgage loans on a continuous basis. There can be no assurance that we will be able to raise additional capital on favorable terms. Foundation Capital may procure lines of credit with financial institutions, and may draw down on those lines of credit, from time to time, if necessary, to maintain Foundation Capital’s liquidity.

Net cash used in operating activities totaled approximately $595,000 for the quarter ended March 31, 2003, compared with net cash used in operating activities of $99,000 for the quarter ended March 31, 2002. The increase in cash used in operating activities in the first quarter of 2003 as compared to the first quarter of 2002 primarily reflects an increase in interest receivable of approximately $344,000, and a decrease in accounts payable and accrued expenses of approximately $100,000.

Net cash provided by investing activities totaled approximately $1,750,000 for the quarter ended March 31, 2003, compared with net cash used in investing activities of approximately $2,370,000 for the quarter ended March 31, 2002. The change in cash provided by investing activities in the first quarter of 2003 as compared to cash used in investing activities in the first quarter of 2002 was primarily due to an increase in principal payments received on loans of approximately $15,574,000, proceeds from the sale of loans of approximately $4,459,000, less the funding of new loans totaling approximately $17,438,000.

Net cash provided by financing activities totaled approximately $2,155,000 for the quarter ended March 31, 2003, compared with net cash provided by financing activities of approximately $36,844,000 for the quarter ended March 31, 2002. This decrease in cash provided by financing activities was primarily due to a significant decrease in minority interest contributions in the first quarter of 2003, as compared to the first quarter of 2002.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, and equipment and commercial real estate.

At March 31, 2003, Foundation Capital had outstanding commitments to make loans aggregating approximately $28,732,000, all at fixed rates of interest. The commitments extended over varying periods of time with the majority to be disbursed within a one-year period. At March 31, 2002, Foundation Capital had outstanding commitments to make loans aggregating approximately $21,241,000, all at fixed rates of interest. The commitments extended over varying periods of time with the majority disbursed within a one-year period.

ITEM 3.    CONTROLS AND PROCEDURES

Evaluation and Disclosure of Controls and Procedures

In April 2003, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company required to be included in our periodic SEC filings. In connection with the new rules, we are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes designed to enhance their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Controls

There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the last evaluation. The evaluation did not reveal any material weaknesses in our internal control system.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Management is not aware of any pending or threatened litigation against Foundation Capital and Foundation Capital is not a party to any material litigation. From time to time, Foundation Capital is involved in various routine legal proceedings incidental to the conduct of its business.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

On November 21, 2002, Foundation Capital’s Registration Statement on Form S-11 (SEC File Number 333-81298) was declared effective and Foundation Capital commenced the public offering of up to $55,000,000 of its Certificates of Indebtedness (2003 Series A, B, C, and D) (collectively, the “Certificates”). A summary of the title of each class of securities, the amount registered, and the aggregate price of the offering amount registered follows:

Title of Each Class of Securities Registered	Amount Registered	Aggregate Price
Series A Certificate of Indebtedness	$13,750,000	$13,750,000
Series B Certificate of Indebtedness	$13,750,000	$13,750,000
Series C Certificate of Indebtedness	$13,750,000	$13,750,000
Series D Certificate of Indebtedness	$13,750,000	$13,750,000

The Certificates are being offered on a best efforts basis by Rives, Leavell and Co., Inc. an Alabama corporation (the “Underwriter”) however, no Certificates have been sold to date. The net proceeds to Foundation Capital from the issuance of the Certificates (assuming the maximum amount of Certificates are sold), after deducting estimated offering expenses, are estimated to be $53,706,250. The principal purpose of the offering is to use the proceeds to make mortgage loans, to fund the acquisition of mortgage loans, to retire any borrowing incurred to acquire mortgage loans and for general working capital and other corporate purposes.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits. The following is a list of exhibits filed as part of this quarterly report on Form 10-QSB.

Exhibit No.	Description
3.1*	Second Amended and Restated Articles of Incorporation
3.2*	Bylaws
4.1*	Indenture between Foundation Capital and Reliance Trust Company
10.1*	Proceeds Escrow Agreement
10.2*	Amended and Restated REIT Management Agreement between Foundation Capital and One Capital Advisors, LLC
10.3*	Form of Collateral Assignment Agreement
10.4*	Termination of Loan Servicing Agreement
10.5*	Guaranty of Foundation Capital Partners I, LLLP
10.6*	Guaranty of Foundation Capital Partners II, LLLP
99.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

__________

*	Incorporated herein by reference to Foundation Capital’s Registration Statement on Form S-11

                  (Commission File No. 333-81298).

(b)	Reports on Form 8-K filed in the first quarter of 2003.

No reports on Form 8-K were filed during the first quarter of 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2003	FOUNDATION CAPITAL RESOURCES, INC. By: /S/ A.J. BRASWELL A.J. Braswell, President and Chief Executive Officer (Principal Executive Officer)
Date: May 15, 2003	By: /S/ BOBBY D. RAY Bobby D. Ray, Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, A.J. Braswell, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Foundation Capital Resources, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/S/ A.J. BRASWELL A.J. Braswell, Chief Executive Officer

CERTIFICATIONS

I, Bobby D. Ray, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Foundation Capital Resources, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/S/ BOBBY D. RAY Bobby D. Ray, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1*	Second Amended and Restated Articles of Incorporation
3.2*	Bylaws
4.1*	Indenture between Foundation Capital and Reliance Trust Company
10.1*	Proceeds Escrow Agreement
10.2*	Amended and Restated REIT Management Agreement between Foundation Capital and One Capital Advisors, LLC
10.3*	Form of Collateral Assignment Agreement
10.4*	Termination of Loan Servicing Agreement
10.5*	Guaranty of Foundation Capital Partners I, LLLP
10.6*	Guaranty of Foundation Capital Partners II, LLLP
99.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated herein by reference to Foundation Capital’s Registration Statement on Form S-11

         (Commission File No. 333-81298).