Form 10QSB
period 2003-06-30
FOUNDATION CAPITAL RESOURCES INC
filed 2003-08-08
CIK 1126506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ______________ to ______________

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

_____________________________________________________________
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

The number of shares outstanding of the issuer’s common stock at August 7, 2003, was 145,299.7 shares.

Transitional Small Business Disclosure Format (check one): YES ☐ NO ☒

SIGNATURES	14

i

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Foundation Capital Resources, Inc.
Consolidated Balance Sheets
June 30, 2003 and December 31, 2002

	June 30, 2003 (Unaudited)	December 31, 2002

Assets
Cash and cash equivalents	$4,133,613	$6,406,403
Accounts receivable	66,000	11,017
Due from affiliates	649,479	124,292
Interest receivable	1,542,785	1,480,693
Loans receivable, net of allowance for loan losses and unamortized discounts of $2,293,662 and $1,887,118 at June 30, 2003, and December 31, 2002, respectively	150,752,250	121,559,762
Foreclosed assets held for sale, net	2,712,597	—
Held-to-maturity securities	3,788,197	2,940,917
Deferred debt offering costs	438,364	273,858
Other	27,084	59,587

Total assets	$164,110,369	$132,856,529

Liabilities and Stockholders’ Equity
Liabilities
Accounts payable and accrued expenses	$49,004	$172,599

Total liabilities	49,004	172,599

Limited Partnership Minority Interest	162,973,213	131,652,895

Stockholders’ Equity
Class I preferred stock, 7.25% cumulative; $10 par value; authorized 10,000,000 shares; issued and outstanding June 30, 2003, and December 31, 2002 – 0 shares and 200 shares, respectively	—	2,000
Common stock; $10 par value; authorized 20,000,000 shares; issued and outstanding June 30, 2003 – 145,299.7 shares, December 31, 2002 – 140,817.3 shares	1,452,997	1,408,173
Excess stock; $10 par value; authorized 20,000,000 shares; none issued and outstanding	—	—
Additional paid-in capital (deficit)	(160,000)	(160,000)
Retained earnings (deficit)	(204,845)	(219,138)

Total stockholders’ equity	1,088,152	1,031,035

Total liabilities and stockholders’ equity	$164,110,369	$132,856,529

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foundation Capital Resources, Inc.
Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2003 and 2002
(Unaudited)

	Three Months Ended 2003	Three Months Ended 2002	Six Months Ended 2003	Six Months Ended 2002

Interest Income
Loans	$2,688,722	$1,605,644	$5,197,352	$3,340,061
Held-to-maturity securities	83,403	50,027	180,207	100,111
Deposits with banks	16,061	150,865	34,664	191,210

Total interest income	2,788,186	1,806,536	5,412,223	3,631,382
Provision for Loan Losses	38,317	—	42,142	—

Interest Income After Provision for Loan Losses	2,749,869	1,806,536	5,370,081	3,631,382
Other Income	29,730	2,506	29,853	2,506

	2,779,599	1,809,042	5,399,934	3,633,888
Other Expenses	391,744	127,830	825,781	432,288
Income Before Income Taxes	2,387,855	1,681,212	4,574,153	3,201,600
Provision for Income Taxes	—	4,000	—	4,000

Income Before Payments to Limited Partnership and Minority Interest	2,387,855	1,677,212	4,574,153	3,197,600
Payments to Limited Partnership	—	2,140,155	—	3,711,555

Income (Loss) Before Minority Interest	2,387,855	(462,943)	4,574,153	(513,955)
Minority Interest	2,363,805	(458,231)	4,513,386	(501,348)

Net Income (Loss)	$24,050	$(4,712)	$60,767	$(12,607)

Basic and Diluted Earnings (Loss) per Common Share	$.17	$(.03)	$.43	$(.08)
Dividends Declared and Paid per Common Share	$.17	$.19	$.33	$.38

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foundation Capital Resources, Inc.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2003 and 2002
(Unaudited)

	2003	2002

Operating Activities
Net income (loss)	$60,767	$(12,607)
Items not requiring (providing) cash
Provision for loan losses	42,142	—
Accretion of discounts on loans and held-to-maturity securities	(181,467)	(439,232)
Amortization of deferred origination fees	151,724	—
Changes in
Interest receivable	(62,091)	(185,476)
Other assets	(712,174)	(234,175)
Accounts payable and accrued expenses	(123,595)	(30,295)
Income taxes payable	—	(7,500)

Net cash used in operating activities	(824,694)	(909,285)

Investing Activities
Origination of loans	(55,182,433)	(19,506,750)
Proceeds from principal payments on loans	18,722,680	3,941,256
Proceeds from sale of loans	4,542,269	—
Purchases of held-to-maturity securities	(847,280)	—

Net cash used in investing activities	(32,764,764)	(15,565,494)

Financing Activities
Proceeds from issuance of common stock	44,823	90,621
Redemption of preferred stock	(2,000)	—
Dividends paid	(46,473)	(32,280)
Increase in minority interest	31,320,318	34,889,066

Net cash provided by financing activities	31,316,668	34,947,407

Increase (Decrease) in Cash and Cash Equivalents	(2,272,790)	18,472,628
Cash and Cash Equivalents, Beginning of Period	6,406,403	7,046,063

Cash and Cash Equivalents, End of Period	$4,133,613	$25,518,691

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foundation Capital Resources, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1:            Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Foundation Capital Resources, Inc. (“Foundation Capital”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. The financial statements presented herein reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of Foundation Capital for the periods presented. Those adjustments consist only of normal recurring adjustments. Operating results for the three months ended June 30, 2003 and 2002, and the six months ended June 30, 2003 and 2002 are not necessarily indicative of the results that may be expected for the full year.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Foundation Capital and two Georgia limited liability limited partnerships, Foundation Capital Partners I, LLLP and Foundation Capital Partners II, LLLP, (collectively, the “Limited Partnerships”), which are controlled by Foundation Capital in its capacity as the sole general partner. All significant inter-entity accounts and transactions have been eliminated in consolidation.

Minority Interest

The Limited Partnerships will be operated as what are commonly referred to as Down REITs, once Foundation Capital attains REIT status. The Limited Partnerships are recorded as minority interest on Foundation Capital’s balance sheet, since, as the sole general partner, Foundation Capital effectively controls the Limited Partnerships.

Note 2:            Changes in Accounting Standards

The Financial Accounting Standards Board (“FASB”) recently issued Statement of Financial Accounting Standards No. 149 (“SFAS No. 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. This statement is effective for contracts entered into or modified after July 1, 2003, and is not expected to have a material effect on Foundation Capital’s financial statements.

The FASB recently issued Statement of Financial Accounting Standards No. 150 (“SFAS No. 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This statement established standards on the classification and measurement of certain financial instruments with characteristics of both debt and equity. Foundation Capital adopted SFAS No. 150 on July 1, 2003, with no impact to the financial statements of Foundation Capital.

Note 3:            Earnings Per Share

Earnings (loss) per share (EPS) were computed as follows:

	Six Months Ended June 30, 2003

	Income	Weighted Average Common Shares	Per Share Amount

Net income	$60,767

Basic and diluted earnings per share
Income allocable to common stockholders	$60,767	141,906	$.43

	Six Months Ended June 30, 2003

	Income/ (Loss)	Weighted Average Common Shares	Per Share Amount

Net income/(loss)	$(12,607)

Basic and diluted earnings per share
Loss allocable to common stockholders	$(12,607)	149,479	$(.08)

	Three Months Ended June 30, 2003

	Income	Weighted Average Common Shares	Per Share Amount

Net income	$24,050

Basic and diluted earnings per share
Income allocable to common stockholders	$24,050	142,983	$.17

	Three Months Ended June 30, 2003

	Income/ (Loss)	Weighted Average Common Shares	Per Share Amount

Net income/(loss)	$(4,712)

Basic and diluted earnings per share
Loss allocable to common stockholders	$(4,712)	152,938	$(.03)

Note 4:            Debt Offering

Foundation Capital has received approval by the Securities and Exchange Commission to raise funds through a public offering of up to $55,000,000 of unsecured debt obligations with terms varying from three to ten years with interest at rates currently ranging from 4.15% to 6.00%. As of June 30, 2003, no debt obligations had been issued.

Note 5:            Limited Partnership Agreement Revisions

During the first quarter of 2003, Foundation Capital revised its limited partnership agreements. Payments to the Limited Partners are no longer considered guaranteed payments and expensed on the income statement, but rather are treated as distributions to the Limited Partners, payable if and when dividends are declared on common stock.

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

Overview

Foundation Capital was formed as a Georgia corporation on June 29, 2000, to invest primarily in the work of churches, colleges, schools and other non-profit organizations through making mortgage loans to such entities and acquiring indebtedness secured by mortgages issued by such entities. Foundation Capital lends funds primarily to churches and other nonprofit organizations as funds become available for such purpose. Although Foundation Capital has the authority, in its Articles of Incorporation, to engage in the business of buying, selling and leasing of real estate, Foundation Capital currently focuses its business activities on: (i) direct mortgage lending to churches and other non-profit organizations and purchasing church mortgage loans to such entities, and (ii) investing in mortgage bonds issued by churches and other non-profit organizations. In addition, Foundation Capital may invest in real estate to be purchased or leased by churches and other non-profit organizations. Foundation Capital intends to qualify as a REIT for its fiscal year ending December 31, 2003. If we qualify as a REIT, our REIT status will allow us to avoid corporate income taxes since we will be permitted to deduct dividend distributions to our shareholders so long as we distribute to our shareholders an amount equal to at least 90% of taxable income. Accordingly, subsequent to REIT qualification, Foundation Capital will need to continue to meet the REIT qualification requirements.

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

Financial Condition

Allowance for Loan Losses

During the six months ended June 30, 2003, the allowance for loan losses and unamortized discounts increased $406,544, or 21.6% from $1,887,118 as of December 31, 2002, to $2,293,662 as of June 30, 2003. This increase was due primarily to an increase in unamortized discounts in the amount of $364,402 and a provision for loan losses of $42,142. No losses on loans have been recognized since Foundation Capital began business in June 2000. No loan loss provisions were recorded during the same period in 2002.

In November 2000, Foundation Capital made a loan to a church totaling approximately $2,500,000 to refinance their then current indebtedness and to fund a development project for future growth. The loan remained current and the borrower was performing as agreed until mid-2001, when the church became delinquent in its loan payments. In January 2003, following a period of discussions and negotiations, a default notice was sent to the church by Foundation Capital and default proceedings began. Also in January 2003, the church involved in this matter voted to dissolve. In March 2003, Foundation Capital foreclosed on the property. The property is currently leased to a church/school with a one-year net/net lease and Foundation Capital is collecting rent in the amount of $14,000 per month. This provides Foundation Capital with revenue associated with this investment in an annual amount of approximately 6.2%. Discussion with potential new owners of the property are continuing. The property is recorded on the balance sheet at June 30, 2003, as foreclosed assets held for sale, net, in the amount of approximately $2,713,000.

Results of Operations

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Interest Income

Interest income totaled $5,412,223 for the six months ended June 30, 2003, an increase of $1,780,841, or 49.0% compared to $3,631,382 for the six months ended June 30, 2002. This increase in interest income was primarily due to a greater amount of loans receivable outstanding during the first half of 2003, as compared to the first half of 2002. During the six months ended June 30, 2003, Foundation Capital closed 49 new loans totaling approximately $74,750,000, compared to 35 loans totaling approximately $35,441,000 that were closed during the 6 months ended June 30, 2002. The balance of loans receivable was $150,752,250 at June 30, 2003, compared to $88,349,027 at June 30, 2002.

Other Expenses

Other expenses totaled $825,781 for the six months ended June 30, 2003, an increase of $393,493, or 91.2%, compared to $432,288 for the six months ended June 30, 2002. This increase in other expenses, comparing the first six months of 2003 with the first six months of 2002, was due primarily to an increase in management fees of $251,963, resulting from an increase in invested assets, an increase in loan origination and loan referral fees of $80,695, which was due to the increase in loans made during the period, an increase in accounting, audit and legal fees of $37,174, and an increase in insurance expense of $18,350.

Net Income/Loss

Net income of $60,767 for the first two quarters of 2003 reflects an increase of $73,374, or 582% compared to the net loss of $12,607 for the first two quarters of 2002. This increase in net income during the six months ended June 30, 2003 compared to the six months ended June 30, 2002 resulted primarily from a revision to the limited partnership agreements discussed below and the increase in interest income discussed above, partially offset by the increase in other expenses discussed above.

During the first quarter of 2003, Foundation Capital revised its limited partnership agreements. Payments to the Limited Partners are no longer considered guaranteed payments and expensed on the income statement, but rather are treated as distributions to the Limited Partners, payable if and when dividends are declared on common stock.

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Interest Income

Interest income totaled $2,788,186 for the three months ended June 30, 2003, an increase of $981,650, or 54.3%, compared to $1,806,536 for the three months ended June 30, 2002. This increase in interest income was primarily due to a greater amount of loans receivable outstanding during the first half of 2003, as compared to the first half of 2002. During the three months ended June 30, 2003, Foundation Capital closed 29 new loans totaling approximately $49,927,000, compared to 20 new loans totaling approximately $28,631,000 closed during the three months ended June 30, 2002.

Other Expenses

Other expenses totaled $391,744 for the three months ended June 30, 2003, an increase of $263,914, or 206.5%, compared to $127,830 for the three months ended June 30, 2002. This increase in other expenses, comparing the second quarter of 2003 with the second quarter of 2002, was due primarily to an increase in management fees of $83,401, resulting from an increase in invested assets, an increase in loan origination and loan referral fees of $122,985, which was due to the increase in loans made during the period, an increase in accounting, audit and legal fees of $62,577, less a decrease in insurance expense of $5,412.

Net Income/Loss

Net income of $24,050 for the second quarter of 2003 reflects an increase of $28,762, or 610.4% compared to the net loss of $4,712 for the second quarter of 2002. This increase in net income during the three months ended June 30, 2003 compared to the three months ended June 30, 2002 resulted primarily from a revision to the limited partnership agreements discussed above and the increase in interest income discussed above, partially offset by the increase in other expenses discussed above.

Liquidity and Capital Resources

Foundation Capital makes and purchases mortgage loans to churches and other nonprofit organizations and invests in mortgage bonds issued by such entities. Foundation Capital expects that the cash to be generated from the mortgage loans made and acquired by Foundation Capital will be adequate to pay operating expenses and provide distributions to stockholders. Foundation Capital is not aware of any known trends or uncertainties, other than national economic conditions, which have had or which may be reasonably expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition of the mortgage loans.

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

Net cash used in operating activities totaled $824,694 for the six months ended June 30, 2003, compared to $909,285 for the six months ended June 30, 2002. The $84,591 decrease in cash used in operating activities in the first half of 2003, as compared to the first half of 2002 primarily reflects an increase in net income of $73,374, an increase in the provision for loan losses of $42,142, a decrease in the accretion of discounts on loans and held-to-maturity securities of $257,765, an increase of $151,724 in the amortization of deferred origination fees, a decrease in other assets of $477,999, a decrease in interest receivable of $123,385, an increase in accounts payable and accrued expenses of $93,300, and a decrease in income taxes payable of $7,500.

Net cash used in investing activities totaled $32,764,764 for the six months ended June 30, 2003, compared with net cash used in investing activities of $15,565,494 for the six months ended June 30, 2002. The $17,199,270 increase in net cash used in investing activities in the first half of 2003, as compared to cash used in investing activities in the first half of 2002 was primarily due to an increase in new loans made of $35,675,683, less the $14,781,424 increase in proceeds from principal payments received in the first half of 2003, less the proceeds received on the sale of loans of $4,452,269, plus purchases of held-to-maturity securities totaling $847,280.

Net cash provided by financing activities totaled $31,316,668 for the six months ended June 30, 2003, compared with net cash provided by financing activities of $34,947,407 for the six months ended June 30, 2002. This $3,630,739 decrease in cash provided by financing activities was primarily due to a decrease in minority interest contributions in the first half of 2003, as compared to the first half of 2002.

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

At June 30, 2003, Foundation Capital had outstanding commitments to make loans aggregating approximately $55,042,000, all at fixed rates of interest. The commitments extended over varying periods of time with the majority to be disbursed within a one-year period. At June 30, 2002, Foundation Capital had outstanding commitments to make loans aggregating approximately $12,285,000, all at fixed rates of interest. The commitments extended over varying periods of time with the majority disbursed within a one-year period.

ITEM 3.	CONTROLS AND PROCEDURES

Evaluation and Disclosure of Controls and Procedures

For the period ended June 30, 2003, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company required to be included in our periodic SEC filings. In connection with the new rules, we are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes designed to enhance their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Controls

There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the last evaluation. The evaluation did not reveal any material weaknesses in our internal control system.

PART II - OTHER INFORMATION

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

As of May 7, 2003, repayment of the principal and interest on the Certificates was guaranteed by the Limited Partnerships. On May 13, 2003, Foundation Capital filed its Post-Effective Amendment No. 1 to Registration Statement on Form S-11 in order to update the Registration Statement (SEC File Number 333-81298) and to reflect the guaranties. On June 6, 2003, Foundation Capital filed a new Registration Statement on Form S-11 (SEC File Number 333-105923) which included the Limited Partnerships as co-registrants.

The Certificates are being offered on a best efforts basis by Rives, Leavell and Co., Inc. an Alabama corporation, however, no Certificates have been sold to date. The net proceeds to Foundation Capital from the issuance of the Certificates (assuming the maximum amount of Certificates are sold), after deducting estimated offering expenses, are estimated to be approximately $54,106,000. The principal purpose of the offering is to use the proceeds to make mortgage loans, to fund the acquisition of mortgage loans, to retire any borrowing incurred to acquire mortgage loans and for general working capital and other corporate purposes.

The Class I Preferred Stock was redeemed as of January 1, 2003.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits. The following is a list of exhibits filed as part of this quarterly report on Form 10-QSB.

Exhibit No.	Description

3.1*	Second Amended and Restated Articles of Incorporation

3.2*	Bylaws

4.1*	Amended and Restated Indenture between Foundation Capital and Reliance Trust Company

10.1*	Proceeds Escrow Agreement

10.2*	Amended and Restated REIT Management Agreement between Foundation Capital and One Capital Advisors, LLC

10.3*	Form of Collateral Assignment Agreement

10.4*	Termination of Loan Servicing Agreement

10.5*	Guaranty of Foundation Capital Partners I, LLLP

10.6*	Guaranty of Foundation Capital Partners II, LLLP

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

______________

*	Incorporated herein by reference to Foundation Capital’s Registration Statement on Form S-11 (Commission File No. 333-81298).

(b)        Reports on Form 8-K filed in the first half of 2003.

No reports on Form 8-K were filed during the first half of 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOUNDATION CAPITAL RESOURCES, INC.
Date: August 8, 2003	/s/ A.J. BRASWELL

A.J. Braswell, President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2003	/s/ BOBBY D. RAY

Bobby D. Ray, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1*	Second Amended and Restated Articles of Incorporation

3.2*	Bylaws

4.1*	Amended and Restated Indenture between Foundation Capital and Reliance Trust Company

10.1*	Proceeds Escrow Agreement

10.2*	Amended and Restated REIT Management Agreement between Foundation Capital and One Capital Advisors, LLC

10.3*	Form of Collateral Assignment Agreement

10.4*	Termination of Loan Servicing Agreement

10.5*	Guaranty of Foundation Capital Partners I, LLLP

10.6*	Guaranty of Foundation Capital Partners II, LLLP

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

______________

*	Incorporated herein by reference to Foundation Capital’s Registration Statement on Form S-11 (Commission File No. 333-81298).