Form 10QSB
period 2003-09-30
FOUNDATION CAPITAL RESOURCES INC
filed 2003-11-10
CIK 1126506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003.

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______________ to ______________.

Commission File Number:  333-105923

FOUNDATION CAPITAL RESOURCES, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Georgia (State or Other Jurisdiction of Incorporation or Organization)	58-2557344 (I.R.S. Employer Identification No.)

1430 Lelia Drive Jackson, Mississippi 39216
(Address of Principal Executive Offices)

(601) 321-1800
(Issuer's Telephone Number, Including Area Code)

__________________________________
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

The number of shares outstanding of the issuer's common stock at November 7, 2003, was 147,543.0.

Transitional Small Business Disclosure Format (check one):  YES ☐   NO ☒

FORWARD-LOOKING STATEMENTS

          The matters discussed in this Quarterly Report on Form 10-QSB include "forward-looking statements" about the plans, strategies, objectives, goals or expectations of Foundation Capital Resources, Inc. ("Foundation Capital"). You can identify these forward-looking statements by words or phrases indicating that Foundation Capital or management "expects," "anticipates," "projects," "plans," "believes," "estimates," or "intends" that a particular occurrence "will," "may," "could," "should" or "will likely" result or that a particular event "will," "may," "could," "should" or "will likely" occur in the future, or similarly stated expectations. Accounting estimates, such as those described under the heading "Critical Accounting Policies" in Item 2 of this Form 10-QSB, are inherently forward-looking.

          Assumptions relating to forward-looking statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. We believe that assumptions underlying the forward-looking statements are reasonable; however, any of the assumptions could prove inaccurate, and we may not realize the results contemplated by the forward-looking statement. Management decisions are subjective in many respects and susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our business strategy or capital expenditure plans that may, in turn, affect our results of operations. In light of the significant uncertainties inherent in the forward-looking information included in this Form 10-QSB, you should not regard forward-looking statements as our representation that we will achieve any strategy, objectives or other plans, and you should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report.

          In addition to other risks and uncertainties described in connection with the forward-looking statements contained in this Quarterly Report, Foundation Capital's Annual Report on Form 10-KSB for the year ended December 31, 2002 and other documents filed with the Securities and Exchange Commission, there are many important factors that could cause actual results to differ materially from those set forth in forward-looking statements. Some of these factors include: changes in interest rates; changes in prepayment or borrower default rates; our ability to make additional loans, or to do so on favorable terms; the availability of financing and, if available, the terms of any financing; changes in government regulations affecting our business; our ability to maintain our qualification as a real estate investment trust, or "REIT," for federal income tax purposes; and risks associated with investing in mortgages and bond-collateralized loans, including changes in business conditions and the general economy.

          This section is intended to provide meaningful cautionary statements for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. This should not be construed as a complete list of all economic, competitive, governmental, technological and other factors that could adversely affect our expected consolidated financial position, results of operations or liquidity. We undertake no obligation to update or revise our forward-looking statements to reflect developments that occur or information obtained after the date of this Quarterly Report.

PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements

Foundation Capital Resources, Inc.
Consolidated Balance Sheets
September 30, 2003 and December 31, 2002
	September 30, 2003 (Unaudited)	December 31, 2002
Assets
Cash and cash equivalents	$2,388,058	$6,406,403
Accounts receivable	57,554	11,017
Due from affiliates	224,500	124,292
Interest receivable	2,324,450	1,480,693
Loans receivable, net of allowance for loan losses and unamortized discounts of $2,195,456 and $1,887,118 at September 30, 2003 and December 31, 2002, respectively	159,426,368	121,559,762
Foreclosed assets held for sale, net	2,712,597	-
Held-to-maturity securities	3,705,099	2,940,917
Deferred debt offering costs	631,062	273,858
Other	11,508	59,587

Total assets	$171,481,196	$132,856,529

Liabilities and Stockholders' Equity

Liabilities
Accounts payable and accrued expenses	$181,519	$172,599

Total liabilities	181,519	172,599

Limited Partnership Minority Interest	170,091,865	131,652,895

Stockholders' Equity
Class I preferred stock, 7.25% cumulative; $10 par value; authorized 10,000,000 shares; issued and outstanding September 30, 2003 and December 31, 2002 - 0 shares and 200 shares, respectively.	-	2,000
Common stock; $10 par value; authorized 20,000,000 shares; issued and outstanding September 30, 2003 - 147,543.0 shares, December 31, 2002 - 140,817.3 shares.	1,475,430	1,408,173
Excess Stock; $10 par value; authorized 20,000,000 shares; none issued and outstanding	-	-
Additional paid-in capital (deficit)	(160,000)	(160,000)
Retained earnings (deficit)	(107,618)	(219,138)

Total stockholders' equity	1,207,812	1,031,035

Total liabilities and stockholders' equity	$171,481,196	$132,856,529

See Notes to Consolidated Financial Statements

Foundation Capital Resources, Inc.
Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2003 and 2002
(Unaudited)
	Three Months Ended 2003	Three Months Ended 2002	Nine Months Ended 2003	Nine Months Ended 2002

Interest Income
Loans	$3,235,920	$2,256,146	$8,433,272	$5,598,713
Held-to-maturity securities	81,526	50,600	261,733	150,711
Deposits with banks	17,722	98,835	52,386	290,045
Total interest income	3,335,168	2,405,581	8,747,391	6,039,469

Provision for Loan Losses	26,843	-	68,985	-

Interest Income After Provision for Loan Losses	3,308,325	2,405,581	8,678,406	6,039,469

Other Income	37,144	-	66,997	-
	3,345,469	2,405,581	8,745,403	6,039,469
Other Expenses	593,826	407,042	1,419,607	839,330

Income Before Income Taxes	2,751,643	1,998,539	7,325,796	5,200,139

Provision (Credit) for Income Taxes	-	(4,000)	-	-
Income Before Preferred Payments to Limited Partnership and Minority Interest	2,751,643	2,002,539	7,325,796	5,200,139

Preferred Payments to Limited Partnership	-	2,148,447	-	5,860,002

Income (Loss) Before Minority Interest	2,751,643	(145,908)	7,325,796	(659,863)

Minority Interest	2,631,179	(158,043)	7,144,565	(659,391)

Net Income (Loss)	$120,464	$12,135	$181,231	$(472)

Basic and Diluted Earnings per Common Share	$0.83	$0.08	$1.27	$-

Dividends Declared and Paid per Common Share	$0.12	$0.19	$0.49	$0.57

See Notes to Consolidated Financial Statements

Foundation Capital Resources, Inc.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2003 and 2002
(Unaudited)
Operating Activities	2003	2002
Net income (loss)	$181,231	$(472)
Items not requiring (providing) cash
Provision for loan losses	68,985	-
Accretion of discounts on loans and held-to-maturity securities	(361,551)	(53,254)
Amortization of deferred loan origination fees	215,765	-
Changes in
Interest receivable	(843,757)	(816,719)
Other assets	(455,870)	(159,615)
Accounts payable and accrued expenses	8,920	150,653
Income taxes payable	-	(11,500)

Net cash used in operating activities	(1,186,277)	(890,907)

Investing Activities
Origination of loans	(78,574,581)	(34,369,580)
Proceeds from principal payments on loans	33,609,391	5,911,884
Proceeds from sale of loans	4,458,738	-
Purchases of held-to-maturity securities	(912,288)	-
Maturities of held-to-maturity securities	152,156	-

Net cash used in investing activities	(41,266,584)	(28,457,696)

Financing Activities
Proceeds from issuance of common stock	67,257	175,589
Redemption of preferred stock	(2,000)	-
Dividends paid	(69,711)	(89,759)
Increase in minority interest	38,438,970	36,871,042

Net cash provided by financing activities	38,434,516	36,956,872

Increase (Decrease) in Cash and Cash Equivalents	(4,018,345)	7,608,269

Cash and Cash Equivalents, Beginning of Period	6,406,403	7,046,063

Cash and Cash Equivalents, End of Period	$2,388,058	$14,654,332

See Notes to Consolidated Financial Statements

Foundation Capital Resources, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1: Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Foundation Capital Resources, Inc. ("Foundation Capital") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. The financial statements presented herein reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of Foundation Capital for the periods presented. Those adjustments consist only of normal recurring adjustments. Operating results for the three months ended September 30, 2003 and 2002, and the nine months ended September 30, 2003 and 2002, are not necessarily indicative of the results that may be expected for the full year.

Certain information and note disclosures normally included in Foundation Capital's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Foundation Capital's Annual Report on Form 10-KSB for the year ended December 31, 2002 filed with the Securities and Exchange Commission.

Nature of Operations

Foundation Capital was formed as a Georgia corporation to invest primarily in the work of churches and other nonprofit organizations by making mortgage loans to such entities and to acquire indebtedness secured by mortgages issued by them. Foundation Capital plans to qualify as an infinite life real estate investment trust (a "REIT") for its fiscal year ending December 31, 2003, in accordance with the requirements of the Internal Revenue Code of 1986, as amended. Foundation Capital will be taxed as a "C" corporation until REIT status is attained.

Principles of Consolidation

The consolidated financial statements include the accounts of Foundation Capital and two Georgia limited liability limited partnerships, Foundation Capital Partners I, LLLP and Foundation Capital Partners II, LLLP, (collectively, the "Limited Partnerships"), which are controlled by Foundation Capital in its capacity as the sole general partner. All significant inter-entity accounts and transactions have been eliminated in consolidation.

Minority Interest

The Limited Partnerships are recorded as minority interest on Foundation Capital's balance sheet because, as the sole general partner, Foundation Capital effectively controls the Limited Partnerships.

Note 2: Changes in Accounting Standards

The Financial Accounting Standards Board ("FASB") recently issued Statement of Financial Accounting Standards No. 149 ("SFAS No. 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. Foundation Capital adopted SFAS No. 149 on July 1, 2003, with no impact to the financial statements of Foundation Capital.

The FASB recently issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". This statement established standards on the classification and measurement of certain financial instruments with characteristics of both debt and equity. Foundation Capital adopted SFAS No. 150 on July 1, 2003, with no impact to the financial statements of Foundation Capital. In accordance with SFAS No. 150, the limited partnership minority interest on the consolidated balance sheet is recorded at estimated fair value.

Note 3: Earnings Per Share

Earnings (loss) per share (EPS) were computed as follows:
	Nine Months Ended September 30, 2003
	Income	Weighted Average Common Shares	Per Share Amount

Net income	$181,231

Basic and diluted earnings per share
Income allocable to common stockholders	$181,231	143,050	$1.27

	Nine Months Ended September 30, 2002
	Income/(Loss)	Weighted Average Common Shares	Per Share Amount

Net income/(loss)	$(472)

Basic and diluted earnings per share
Loss allocable to common stockholders	$(472)	151,373	$(.00)

	Three Months Ended September 30, 2003
	Income	Weighted Average Common Shares		Per Share Amount

Net income	$120,464

Basic and diluted earnings per share
Income allocable to common stockholders	$120,464	145,300	$	..83

	Three Months Ended September 30, 2002
	Income	Weighted Average Common Shares		Per Share Amount

Net income	$12,135

Basic and diluted earnings per share
Income allocable to common stockholders	$12,135	155,097	$	..08

Note 4: Debt Offering

Foundation Capital has filed a Form S-11 Registration Statement with the Securities and Exchange Commission to register $55,000,000 of unsecured debt obligations with terms varying from three to ten years with interest rates currently ranging from 4.35% to 6.20% ("Debt Certificates"). The Form S-11 Registration Statement was declared effective by the Securities and Exchange Commission on October 16, 2003. As of the date of this Form 10-QSB, Foundation Capital has also received clearance to offer and sell the Debt Certificates in several states. As of November 7, 2003, no Debt Certificates had been sold.

Note 5: Limited Partnership Agreement Revisions

During the first quarter of 2003, the limited partnership agreements of the Limited Partnerships were revised so that payments to the limited partners are no longer considered guaranteed payments and expensed on the income statement, but rather are treated as distributions to the limited partners, payable if and when dividends are declared on Foundation Capital's common stock.

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

          Foundation Capital was formed as a Georgia corporation on June 29, 2000, to invest primarily in the work of churches, colleges, schools and other non-profit organizations through making mortgage loans to such entities and acquiring indebtedness secured by mortgages issued by them. Foundation Capital lends funds primarily to churches and other non-profit organizations as funds become available for that purpose. Although Foundation Capital has the authority, in its Articles of Incorporation, to engage in the business of buying, selling and leasing of real estate, Foundation Capital currently focuses its business activities on: (1) direct mortgage lending to churches and other non-profit organizations and purchasing church mortgage loans to such entities and (2) investing in mortgage bonds issued by churches and other non-profit organizations. In addition, Foundation Capital may invest in real estate to be purchased or leased by churches and other non-profit organizations.

          On October 1, 2003, Foundation Capital received a favorable ruling from the Internal Revenue Service ("IRS") in response to a Private Letter Ruling request that was made in April 2003.  In this matter, Foundation Capital requested the IRS to determine that Foundation Capital's stock that is held by certain tax-exempt organizations not be treated as stock held by an individual.  The IRS ruling was limited to a single matter possibly affecting Foundation Capital's treatment as a REIT. The IRS will not issue a ruling that Foundation Capital currently qualifies or will qualify in all respects to be taxed as a REIT, since there are multiple factors that will determine the qualification of Foundation Capital to be taxed as a REIT in any year. There can be no assurance, therefore, as to whether or when Foundation Capital will qualify to be taxed as a REIT.

          Based upon current expectations of its income for 2003, Foundation Capital is planning to make a formal election with the IRS to be recognized as a REIT for tax purposes for the year ending December 31, 2003. This election is expected to be made when Foundation Capital files its corporate income tax return in early 2004.  If we qualify as a REIT, we will not be subjected to federal income tax to the extent of our distributions to stockholders and as long as certain asset, income and stock ownership tests are met. Specifically, if we qualify as a REIT, we will be permitted to deduct dividend distributions to our stockholders so long as we distribute to our stockholders at least 90% of taxable income.

Critical Accounting Policies

          This Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon Foundation Capital's consolidated financial statements and the notes thereto, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. On an on-going basis, management evaluates its estimates and judgments.

          Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates. If actual results are different than management's judgments and estimates, Foundation Capital's financial results could change, and the change(s) could be material to Foundation Capital.

          Material estimates and judgments that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the carrying amount of foreclosed assets held for sale. In connection with the determination of the allowance for loan losses and the carrying amount of foreclosed assets held for sale, management obtains independent appraisals for significant properties.

          Foundation Capital has identified the following critical accounting policies and significant estimates and judgments below as critical to its business operations and the understanding of its results of operations. For a detailed discussion on the application of these significant estimates and judgments and our accounting policies, also see Note 1 of the Consolidated Financial Statements included in Foundation Capital's Annual Report on Form 10-KSB for the year ended December 31, 2002.

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

          Interest on loans receivable is included in income when earned on the accrual basis. The accrual of interest is discontinued and any previously accrued interest is reversed when, in the opinion of management, the full and timely collection of principal and interest is in doubt. Interest is recognized for impaired loans only upon receipt, and only after all principal amounts are current according to the terms of the contract.

          Allowance for Loan Losses

          The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

          The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

          A loan is considered impaired when, based on current information and events, it is probable that Foundation Capital will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price or the fair value of the collateral if the loan is collateral dependent.

          Loans not evaluated for impairment on an individual basis are collectively evaluated for impairment, and losses are estimated based on management's evaluation of the portfolio and consideration of other factors, such as past due trends, historical charge-off ratios of entities with similar loan portfolio characteristics and other factors.

         Foreclosed Assets Held for Sale

         Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net income or expense from foreclosed assets.

          The above listing is not intended to be a comprehensive list of all of our estimates and judgments or accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. Refer to audited consolidated financial statements and notes thereto in our Annual Report on Form

10-KSB for the year ended December 31, 2002, which contain accounting policies and other disclosures required by accounting principles generally accepted in the United States of America.

Financial Condition

          Allowance for Loan Losses

          During the nine months ended September 30, 2003, the allowance for loan losses and unamortized discounts increased $308,338, or 16.3% from $1,887,118 as of December 31, 2002, to $2,195,456 as of September 30, 2003. This increase was due to an increase in unamortized discounts in the amount of $239,353 and a provision for loan losses of $68,985. No losses on loans have been recognized since Foundation Capital began business in June 2000. No loan loss provisions were recorded during the nine months ended September 30, 2002.

          In November 2000, Foundation Capital made a loan to a church totaling approximately $2,500,000 to refinance its then-current indebtedness and to fund a development project for future growth. The loan remained current and the borrower was performing as agreed until mid-2001, when the church became delinquent in its loan payments. In January 2003, following a period of discussions and negotiations, Foundation Capital sent a default notice to the church and default proceedings began. Also in January 2003, the church involved in this matter voted to dissolve. In March 2003, Foundation Capital foreclosed on the property. The property is currently leased to a different church and related school under a one-year lease pursuant to which Foundation Capital collects monthly rent of $14,000. This provides Foundation Capital with revenue in an annual amount of approximately 6.20% of the recorded asset value of the property. Discussions with potential new owners of the property are continuing. The property is recorded on the balance sheet at September 30, 2003 as foreclosed assets held for sale, net, in the amount of $2,712,597.

          In November 2001, Foundation Captial made a land acquisition loan to a church in the amount of approximately $517,000. In January 2003, the church became delinquent in its loan payments. On October 23, 2003, following a period of discussions and negotiations, Foundation Captial foreclosed on the property, with a bid price of $570,000, covering principal, interest, late fees and other expenses. Under state law, the borrower has ten days after foreclosure to redeem the property. Foundation Capital believes that this is unlikely to occur. Due to the low loan-to-value percentage (57%), and the proximity of the property to other commercial developments, Foundation Capital believes at this time that the property has resale value which will ultimately make any loss resulting from the sale of this property unlikely.

Results of Operations

          Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

          Interest Income

          Interest income totaled $8,747,391 for the nine months ended September 30, 2003, an increase of $2,707,922, or 44.8%, compared to $6,039,469 for the nine months ended September 30, 2002. This increase in interest income was primarily due to a greater amount of loans receivable that were outstanding during the first three quarters of 2003, as compared to the first three quarters of 2002. During the nine months ended September 30, 2003, Foundation Capital closed 84 new loans totaling approximately $94,320,000, compared to 64 loans totaling approximately $49,713,000 that were closed during the nine months ended September 30, 2002. Loans originated for the nine months ended September 30, 2003 totaled approximately $78,575,000 as compared to approximately $34,370,000 for the nine months ended September 30, 2002. The balance of net loans receivable was $159,426,368 at September 30, 2003, compared to $121,559,762 at December 31, 2002.

          Other Expenses

          Other expenses totaled $1,419,607 for the nine months ended September 30, 2003, an increase of $580,277, or 69.1%, compared to $839,330 for the nine months ended September 30, 2002. This increase in other expenses was due primarily to an increase in management fees of $421,190 resulting from an increase in invested assets, an increase in accounting, audit and legal fees of $135,932 related primarily to regulatory filings, and an increase in insurance expense of $25,724.

          Net Income/Loss

          Net income of $181,231 for the first three quarters of 2003 reflects an increase of $181,703 compared to the net loss of $472 for the first three quarters of 2002. This increase in net income resulted primarily from the increase in interest income discussed above, partially offset by the increase in other expenses discussed above and the effect of the revision of the limited partnership agreements discussed below.

          During the first quarter of 2003, the limited partnership agreements of the Limited Partnerships were revised so that payments to the limited partners are no longer considered guaranteed payments and expensed on the statements of operations, but rather are treated as distributions to the limited partners, payable if and when dividends are declared on Foundation Capital's common stock.

          Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

          Interest Income

          Interest income totaled $3,335,168 for the three months ended September 30, 2003, an increase of $929,587, or 38.6%, compared to $2,405,581 for the three months ended September 30, 2002. This increase in interest income was primarily due to a greater amount of loans receivable that were outstanding during the third quarter of 2003, as compared to the third quarter of 2002. During the three months ended September 30, 2003, Foundation Capital closed 35 new loans totaling approximately $25,019,000, compared to 29 new loans totaling approximately $14,272,000 closed during the three months ended September 30, 2002.

          Other Expenses

          Other expenses totaled $593,826 for the three months ended September 30, 2003, an increase of $186,784, or 45.9%, compared to $407,042 for the three months ended September 30, 2002. This increase in other expenses was due to an increase in management fees of $169,226 resulting from an increase in invested assets, less a decrease in net loan origination and loan referral fees of $47,140 due to the increase in loans made during the period, and an overall increase in professional fees and various expenses of $65,815 due to our growth and required 2003 regulatory filings that were not required in the third quarter of 2002.

          Net Income/Loss

          Net income of $120,464 for the third quarter of 2003 reflects an increase of $108,329, or 892.7% compared to net income of $12,135 for the third quarter of 2002. This increase in net income resulted primarily from the increase in interest income discussed above, partially offset by the increase in other expenses discussed above and the effect of the revision of the limited partnership agreements previously discussed, as well as increased minority interest discussed below.

Liquidity and Capital Resources

          Foundation Capital primarily makes and purchases mortgage loans to churches and other nonprofit organizations and invests in mortgage bonds issued by them. Foundation Capital expects that the cash to be generated from the mortgage loans made and acquired by Foundation Capital will be adequate to pay operating expenses and provide distributions to stockholders. Foundation Capital is not aware of any known trends or uncertainties, other than national economic conditions, which have had or which may be reasonably expected to have a material impact, favorable or unfavorable, on revenues or income from mortgage loans.

          Foundation Capital's income from the mortgage loans made or purchased and bond interest income provides cash flow to Foundation Capital, which it uses to make new mortgage loans or fund distributions to limited partners and dividends to stockholders. Nevertheless, we believe that it may be desirable, if not necessary, to sell additional debt or equity securities of Foundation Capital in order to enhance our capacity to make mortgage loans on a continuous basis. There can be no assurance that we will be able to raise additional capital on favorable terms. Foundation Capital may procure lines of credit with financial institutions, and may draw down on those lines of credit from time to time if necessary, to maintain Foundation Capital's liquidity.

          Foundation Capital has filed a Form S-11 Registration Statement with the Securities and Exchange Commission to register $55,000,000 of unsecured Debt Certificates with terms varying from three to ten years with interest rates currently ranging from 4.35% to 6.20%. The Form S-11 Registration Statement was declared effective by the Securities and Exchange Commission on October 16, 2003. As of the date of this Form 10-QSB, Foundation Capital has also received clearance to offer and sell the Debt Certificates in several states. As of November 7, 2003, no Debt Certificates had been sold.

          Net cash used in operating activities totaled $1,186,277 for the nine months ended September 30, 2003, compared to $890,907 for the nine months ended September 30, 2002. The $295,370 increase in net cash used in operating activities reflects an increase in the accretion of discounts on loans and held-to-maturity securities of $308,297, a decrease in other assets of $296,254, a decrease in accounts payable and accrued expenses of $141,733, and a decrease in interest receivable of $27,039, less the increase of $215,765 in the amortization of deferred origination fees, the increase in net income of $181,703, and the increase in the provision for loan losses of $68,985.

          Net cash used in investing activities totaled $41,266,584 for the nine months ended September 30, 2003, compared with net cash used in investing activities of $28,457,696 for the nine months ended September 30, 2002. The $12,808,888 increase in net cash used in investing activities was due to an increase in new loans originated of $44,205,001, less the $27,697,507 increase in proceeds from principal payments received in the first three quarters of 2003, less the proceeds received from the sale of loans of $4,458,738, plus purchases of held-to-maturity securities totaling $912,288 and less maturities of held-to-maturity securities of $152,156.

          Net cash provided by financing activities totaled $38,434,516 for the nine months ended September 30, 2003, compared with net cash provided by financing activities of $36,956,872 for the nine months ended September 30, 2002. This $1,477,644 increase in net cash provided by financing activities was due primarily to the increase in minority interest contributions from limited partners to fund the increased loan originations discussed above.

          Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer's creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, equipment and commercial real estate.

          At September 30, 2003, Foundation Capital had outstanding commitments to make loans aggregating approximately $74,885,000, all at adjustable rates of interest. The commitments extended over varying periods of time with the majority to be disbursed within a one-year period. At September 30, 2002, Foundation Capital had outstanding commitments to make loans aggregating approximately $21,138,000, all at adjustable rates of interest. The commitments extended over varying periods of time and the majority was disbursed within a one-year period.

Item 3.          Controls and Procedures

          Foundation Capital's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Foundation Capital's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"). Based on the evaluation of those controls and procedures required by Rule 13a-15(b), they have concluded that Foundation Capital's disclosure controls and procedures were adequate and effective as of the Evaluation Date. During the last fiscal quarter there was no change in Foundation Capital's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Foundation Capital's internal control over financial reporting.

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

Item 2.          Changes in Securities and Use of Proceeds

          Foundation Capital has filed a Form S-11 Registration Statement with the Securities and Exchange Commission to register $55,000,000 of unsecured Debt Certificates with terms varying from three to ten years with interest rates currently ranging from 4.35% to 6.20%. The Form S-11 Registration Statement was declared effective by the Securities and Exchange Commission on October 16, 2003. As of the date of this Form 10-QSB, Foundation Capital has also received clearance to offer and sell the Debt Certificates in several states. As of November 7, 2003, no Debt Certificates had been sold.

          During the three months ended September 30, 2003, a total of 2,243.3 shares of Foundation Capital Common Stock were issued pursuant to the reinvestment by existing stockholders of $22,433 through Foundation Capital's Dividend Reinvestment Plan. During the nine months ended September 30, 2003, a total of 6,725.7 shares of Foundation Capital Common Stock were issued pursuant to the reinvestment by existing stockholders of $67,257 through Foundation Capital's Dividend Reinvestment Plan. These issuances of shares pursuant to the Dividend Reinvestment Plan were made in reliance on the exemption from registration provided for by Section 4(2) of the Securities Act.

Item 6.          Exhibits and Reports on Form 8-K

          (a)          Exhibits. The following is a list of exhibits filed as part of this quarterly report on Form 10-QSB.
Exhibit Number	Document

3.1*	Second Amended and Restated Articles of Incorporation

3.2*	Bylaws

4.1*	Amended and Restated Indenture between Foundation Capital and Reliance Trust Company

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Incorporated herein by reference to Foundation Capital's Registration Statement on Form S-11 Commission File No. 333-105923).

          (b)          Reports on Form 8-K.

                    No reports on Form 8-K were filed during the three months ended September 30, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOUNDATION CAPITAL RESOURCES, INC.

Date: November 10, 2003	/s/ Bobby D. Ray
Bobby D. Ray, Chief Financial Officer (Principal financial and accounting officer and duly authorized signatory for the registrant)

EXHIBIT INDEX
Exhibit Number	Document

3.1*	Second Amended and Restated Articles of Incorporation

3.2*	Bylaws

4.1*	Amended and Restated Indenture between Foundation Capital and Reliance Trust Company

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*          Incorporated herein by reference to Foundation Capital's Registration Statement on Form S-11 (Commission File No. 333-105923).