Form 10KSB
period 2003-12-31
FOUNDATION CAPITAL RESOURCES INC
filed 2004-03-30
CIK 1126506

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2003

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File Number 333-105923
FOUNDATION CAPITAL RESOURCES, INC.
(Name of Small Business Issuer in Its Charter)

Georgia	58-2557344
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1430 Lelia Drive Jackson, Mississippi	39216
(Address of Principal Executive Offices)	(Zip Code)

(601) 321-1800
(Issuer's Telephone Number, Including Area Code)

Securities Registered under Section 12(b) of the Exchange Act:  None.
Securities Registered under Section 12(g) of the Exchange Act:  None.

          Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

          Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

          The issuer's revenues for its most recent fiscal year were $12,560,044.

          State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was sold, or the average bid and asked prices of such common stock, as of a specified date within the past 60 days. Not applicable.

          The number of shares outstanding of the issuer's common stock at March 26, 2004, was 21,932,576.1 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

          Transitional Small Business Disclosure Format (check one): YES ☐    NO ☒

TABLE OF CONTENTS

-i-

FORWARD-LOOKING STATEMENTS

          This Form 10-KSB contains certain forward-looking statements related to our future results, including certain projections and statements concerning business trends. Assumptions relating to forward-looking statements involve judgments with respect to, among other things, future economic, competitive and market conditions, future business decisions, the financial services industry and Foundation Capital Resources, Inc. itself, all of which are difficult or impossible to predict accurately and many of which are beyond our control. When used in this Form 10-KSB, the words "estimate," "project," "intend," "believe," "anticipate," "judgment," "forecast," "intend," "is likely," "plan," "predict" and "expect" and similar expressions are intended to identify forward-looking statements. We believe that assumptions underlying the forward-looking statements are reasonable; however, any of the assumptions could prove inaccurate, and we may not realize the results contemplated by the forward-looking statements. Management decisions are subjective in many respects and susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our business strategy or capital expenditure plans that may, in turn, affect our financial position or results of operations. In light of the significant uncertainties inherent in the forward-looking information included in this Form 10-KSB, you should not regard the inclusion of such information as our representation that we will achieve any strategy, objectives or other plans. The forward-looking statements contained in this Form 10-KSB speak only as of the date of this Form 10-KSB, and we disclaim any obligation to update publicly or revise any of these forward-looking statements.

          These and other statements, which are not historical facts, are based largely on management's current expectations and assumptions and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements. These risks and uncertainties include, among others, risks and uncertainties relating to the following factors:
•	Our loans are not insured or guaranteed by any federal or state authority or regulatory agency;

•	Our lending activities need not be, and are not currently, geographically diverse;

•	Changes in local and national economic conditions, particularly interest rates, interest rate relationships and mortgage prepayment rates;

•	Demand for products and services;

•	The degree of competition for church and nonprofit financing;

•	Changes in borrowers' abilities to repay loans;

•	Proceeds from the sale of collateral for certain loans may not be sufficient to recover outstanding interest and principal;

•	Insurance on our real estate and real estate collateral may not cover all potential losses;

•	Governmental and regulatory policy changes;

•	Changes in federal and state income tax laws and regulations, especially those applicable to REITs;

•	The impact of technological advances and issues;

•	The outcome of potential future litigation and contingencies;

•	Environmental compliance costs and liabilities;

•	Lack of access to additional funds;

•	Changes in the legal and regulatory environment in our industry;

•	Failure to remain qualified as a REIT.

These are representative of the risk factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

PART I

ITEM 1.          DESCRIPTION OF BUSINESS

Overview

          Foundation Capital Resources, Inc. ("Foundation Capital," "we" or "us"), a Georgia corporation, was formed in June 2000 to engage primarily in the business of providing mortgage financing to churches, colleges, schools and other nonprofit organizations throughout the United States. We currently focus our business activities on originating our own mortgage loans. We also purchase mortgage loans made to churches and other nonprofit organizations and may invest in mortgage bonds issued by such organizations.

          Currently, we originate and purchase construction loans, interim loans and permanent loans with either fixed or adjustable interest rates. Construction loans typically are made to finance the construction of new facilities or the renovation of existing facilities and generally have maturities of 12 to 18 months. Permanent loans are made either upon the completion of construction or for the refinancing of an existing credit facility, and normally have terms of one to 20 years with payments based upon up to a 30-year amortization schedule. Interim loans are made to borrowers with short term or temporary needs for capital and generally have maturities of nine to 12 months. All loans are either secured by real property or by mortgage bonds issued by the borrower (referred to as "bond collateralized loans"). Generally, we spread our mortgage loans throughout the United States.

          We seek to enhance the return on our loans by focusing on the origination of short-term loans (one to three years), medium-term loans (three to ten years) and bond collateralized loans. Origination fees and discount points increase the yield on these loans. Except for our bond collateralized loans, most medium-term loans and long-term loans are subject to rate adjustment by Foundation Capital every three years. We generally retain the right to call the loan if there is a material adverse change that threatens the borrower's ability to repay the loan. We generally charge additional fees for the renewal of any loans.

          We have developed a loan referral network that we believe is highly effective and mutually beneficial. We have established relationships with numerous church extension funds and other lending organizations associated with various religious denominations and other nonprofit organizations. These organizations commonly refer loans to us and sometimes participate in loans with us. In addition, we receive loan applications from banks and other financial institutions that specialize in making loans that meet our lending criteria.

          As of December 31, 2003, we had an aggregate principal amount of loans outstanding of $205,487,203, net of allowances and discounts, to churches and other nonprofit organizations.

          Foundation Capital has elected to be taxed as a real estate investment trust ("REIT") in connection with our 2003 federal income tax return. As a REIT, Foundation Capital will not be subject to federal income taxes on the amount of income or gain that is distributed to our shareholders. To qualify as a REIT, we must distribute at least 90 percent of our taxable income to our shareholders and comply with various other requirements prescribed by the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code").

          We currently generate income for dividends to our shareholders primarily from the net cash flows from our mortgage loans and the assessment of loan fees. Our net cash flow results primarily from the difference between the interest income on our mortgage loans and mortgage bonds and the costs incurred to acquire and manage these mortgage loans and bonds.

          Subject to the supervision of our Board of Directors, the business of Foundation Capital is managed by One Capital Advisors, LLC, a Georgia limited liability company (the "Manager"). See "The Manager" below.

Merger and the Limited Partnerships

          Before December 31, 2003, Foundation Capital was the sole general partner of two Georgia limited liability limited partnerships, Foundation Capital Partners I, LLLP ("FCP I") and Foundation Capital Partners II, LLLP ("FCP II"). FCP I and FCP II were operated as what are commonly called "Down REITs" and were engaged in substantially the same business as Foundation Capital.

          On November 19, 2003, Foundation Capital entered into an Agreement and Plan of Merger (the "Merger Agreement") whereby both FCP I and FCP II were to be merged with and into Foundation Capital, effective as of December 31, 2003. On December 3, 2003, at a special meeting of Foundation Capital's shareholders, the Merger Agreement was approved. The mergers of FCP I and FCP II with and into Foundation Capital were effective as of December 31, 2003. Foundation Capital was the surviving entity in these mergers. Foundation Capital now directly conducts all of the activities previously conducted by FCP I and FCP II, and as the surviving entity in the mergers, has succeeded to all of the assets previously held by FCP I and FCP II.

Competition and Market

          Based upon information from sources in the church and nonprofit industry and the United States Census Bureau, it was estimated that in 2000, there were more than 450,000 churches in America, and that in that year, these churches collectively spent nearly $8 billion on religious construction projects. Research by the New York-based Dodge Division of McGraw-Hill Construction reveals that during 2002, church construction expenditures exceeded $21 billion. The market for church financing is both broad and fragmented with no one firm having a dominant position in the marketplace.

          The real estate financing industry is generally highly competitive, although competition is somewhat limited in our area of specialization in lending to churches and other nonprofit organizations. We compete with a variety of financial institutions including banks, savings and loan associations, REITs, denominational loan funds, broker-dealers and other financial institutions, many of which have greater resources or lower costs of operations, larger staffs and more extensive operating histories.

          We believe, however, that we have important advantages in our area of specialization. Most importantly, the directors, officers and Manager of Foundation Capital have extensive experience in the management and financial operations of churches and other nonprofit organizations. This experience provides us a detailed knowledge and intimate familiarity with the types of organizations that borrow from us. It also provides us an established network of relationships with organizations active in the financing of churches, including church bond broker-dealers and both for-profit and nonprofit mortgage lenders that routinely refer loans to us.

Investments

          Our investment strategy is to create a diversified portfolio of mortgage loans and mortgage bonds of churches and other nonprofit organizations that preserve our capital base and generate income for distribution to our shareholders.

          We invest primarily in mortgage loans that we originate or that we acquire from other lenders. We also invest in mortgage bonds and loans secured by mortgage bonds. In addition, we may make other investments consistent with applicable REIT requirements, including real property, commercial or residential mortgages, securities of other REITs and government securities.

          As a REIT, Foundation Capital's ability to sell its assets for gain will be restricted by the REIT provisions of the Internal Revenue Code.

Operating Restrictions

          We currently operate as a REIT and are generally subject to federal income tax only on undistributed income. Qualification as a REIT involves the satisfaction of requirements established under technical provisions of the Internal Revenue Code, for which there are limited judicial and administrative interpretations, and is dependent upon various factual matters and circumstances not entirely within our control. If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. In addition, unless entitled to relief under certain statutory provisions, we would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost. Such disqualification would reduce our net earnings available for investment or distributions to shareholders due to the additional tax liability for the year or years involved. In addition, distributions to shareholders would no longer be required to be made. As a REIT, we continue to be subject to certain federal, state and local taxes on our income and property.

          The Investment Company Act of 1940 exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate." We at all times intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act. Failure to continue to qualify for this exemption could have a material adverse effect on our financial condition and results of operations.

          As a REIT, Foundation Capital has adopted compliance guidelines that restrict the acquisition, holding and sale of assets. Prior to the acquisition of any asset, we determine whether the asset will constitute a qualified REIT asset. Substantially all of the assets that we acquire for investment are expected to be qualified REIT assets. We plan to closely monitor our purchases of assets and the income from such assets for compliance with applicable requirements for Foundation Capital's qualification as a REIT and its exemption under the Investment Company Act of 1940.

          Any revisions to our operating policies require the approval of the Board of Directors, including a majority of the Independent Directors. As used in this Form 10-KSB, the term "Independent Director" means a director of Foundation Capital who has not been associated within the last two years, directly or indirectly, with the Manager or Sponsor of Foundation Capital, whether by ownership of, ownership interest in, employment by, any material business or professional relationship with, or who serves as an officer or director of, the Manager, Sponsor or an affiliated business entity of the Manager or Sponsor. A director is not considered independent if he or she is serving as a director of more than three corporations organized by the Sponsor. "Independent Director" also means a director who performs no services for Foundation Capital except as director. An indirect relationship includes circumstances in which a member of the immediate family of a director has one of the foregoing relationships with the Manager or the Sponsor of Foundation Capital or the corporation for which he or she serves as director. For purposes of determining whether or not a business or professional relationship is material, the gross revenue derived by the prospective Independent Director from the Sponsor and the Manager and the Affiliates shall be deemed material per se if it exceeds five percent of the prospective Independent Director's annual gross income, derived from all sources during either of the last two years, or net worth on a fair market value basis. The term "Sponsor" means any person directly or indirectly instrumental in organizing, wholly or in part, Foundation Capital, and any Affiliate of any such person. The term Sponsor does not include wholly independent third parties such as attorneys, accountants and underwriters whose only compensation is for professional services. The term "Affiliate" means (1) any person directly or indirectly controlling, controlled by or under common control with another person, (2) any person owning or controlling ten percent or more of the outstanding voting securities or beneficial interests of such other person, (3) any officer, director, trustee, or general partner of such person, and (4) if such other person is an officer, director, trustee or partner of another entity, then the entity for which that person acts in any such capacity.

          Except as otherwise restricted, the Board of Directors has the power to modify or alter the operating policies without the consent of shareholders.

Mortgage Loans

          Types of Loans

          Foundation Capital primarily originates and purchases the following types of loans made to churches, colleges, schools and other nonprofit organizations:

                    Construction Loans. Construction loans typically are made to finance the construction of new facilities for worship, education or fellowship activities or for other ministry-related facilities. These loans normally have a maturity of 12 to 18 months. Construction loans may also be made to finance the renovation of existing facilities. Construction loans are typically interest-only on the outstanding balance drawn for construction.

                    Interim Loans. Interim loans typically are made to borrowers with short term or temporary needs for capital. Interim loans might be made, for example, to acquire undeveloped real property, to permit a borrower to commence construction while other financing (including a mortgage bond program) is being obtained, or to proceed with capital expenditures prior to receipt of other funds from the sale of property or from pledges by members. These loans generally have maturities of 9 to 12 months. An interim loan requires repayment in full (a balloon payment) within a short period of time.

                    Permanent Loans. Permanent loans are used for the acquisition of property, the purchase of existing facilities or the completion of construction, or for the refinancing of existing loans. Permanent loans may have a maturity of up to 20 years with payments made on up to a 30-year amortization.

                    Bond Collateralized Loans. In a bond collateralized loan, Foundation Capital makes a loan that is secured by specific mortgage bonds issued by the church or other nonprofit organization that is the borrower. The mortgage collateral for the bonds issued to Foundation Capital therefore also acts as the collateral for the loan. As the borrower pays interest and principal on its bonds, these amounts are applied in payment of interest and principal on the loan.

                    Line of Credit Loans. Lines of credit loans are typically made to a borrower for temporary working capital to support operations or a capital funds program, and not for permanent financing purposes. Lines of credit loans are issued with a term of not more than one year and may be subject to renewal based on updated loan application information. Each month, the borrower is required to pay interest only on the loan.

          Loan Policies

          We originate and purchase loans made primarily to churches and other nonprofit organizations for the purchase of land or developed facilities, the construction of new facilities, the renovation of existing facilities or the refinancing of existing indebtedness. Bond collateralized loans are secured by specific mortgage bonds issued by the borrower. Our other loans are primarily secured by a first priority mortgage on real property.

          Foundation Capital offers loans with fixed and variable interest rates. The terms offered to borrowers regarding interest rates, maturities, points and fees are determined from time to time based upon current market conditions, the expenses of Foundation Capital, the expenses incurred in arranging the loans and such other factors as we believe are relevant in determining these terms.

          We charge each borrower an origination fee and a loan processing fee at the inception of the loan. These fees may be paid in cash or they may be added to the principal of the loan at our discretion. In addition, we may charge an additional fee for each loan renewal with rates varying based upon the then current interest rates, the applicable maturity date and the creditworthiness of the borrower.

          Loan payments generally are made monthly. Other repayment schedules, including weekly, quarterly, or semi-annually, may be made available as appropriate. Late payments generally result in a penalty. Current policy permits borrowers to prepay their loans prior to maturity, in whole or in part, without premium or penalty.

          Loans are normally limited to no more than 85 percent of the value of the property securing the loan. In some cases, additional pledges or guarantees may be required. An appraisal is normally required for purposes of determining the value of real property, including land and existing or proposed facilities.

          Except for our bond collateralized loans, most medium-term loans and long-term loans are subject to rate adjustment by Foundation Capital every three years. If there is a material adverse change that threatens the borrower's ability to repay the loan, Foundation Capital may retain the right to call the loan. We generally charge additional fees for the renewal of any loans.

          Our loan underwriting process includes a review and analysis of the history of the borrowing organization, the denominational affiliation (if any), the strength of the organization's leadership, longevity, prior financial performance, financial capability and general creditworthiness. For permanent loans, we generally require the borrower to obtain title insurance, real estate surveys, appropriate resolutions of borrowers, appraisals of the property and evidence of fire and extended coverage insurance. Payment and performance bonds are not required on construction loans. In certain circumstances some or all of these prerequisites may be waived at our discretion.

          Loan Processing, Underwriting and Servicing

          The Manager reviews all mortgage loan applications. Applications normally include the following: (1) a completed application form with all required exhibits; (2) corporate organizational documents including Articles of Incorporation, Bylaws and any applicable governing documents; (3) financial statements in a form acceptable to us; (4) a certified real estate appraisal or opinion of counsel; (5) a survey in a form acceptable to us and certified to us and the borrower; (6) a preliminary title report or title commitment; (7) evidence of all relevant insurance coverages including builders' risk (if applicable); and (8) copies of all material contracts affecting the borrower, including, if applicable, architectural, construction and engineering contracts.

          The Manager also has the authority to approve completed loan applications within limitations established by the Credit Committee of the Board of Directors. Each loan must meet the standards set forth in Foundation Capital's loan policy guidelines. The Manager, together with our officers and legal counsel, as appropriate, are responsible for the supervision of the loan closing, including the preparation of the loan documents and the forwarding of funds. It is our policy to require the borrower to pay all the expenses of the loan including our legal expenses. These costs are usually deducted from the loan proceeds. To protect against loss of income as a result of the failure of a borrower to close after a loan commitment is issued, we typically require the borrower to pay an application fee that is non-refundable upon the issuance of the loan commitment.

          The Manager provides the administration and servicing of our loan portfolio. Among other things, the Manager manages the credit function, monitors the condition of our loan portfolio, manages problem loans, write-offs and foreclosures, and periodically reviews the adequacy of our allowance for loan losses.

          Loan Participations

          Foundation Capital may sell loan participations to other lenders or investors. In addition, we may acquire participations in loans originated by other lenders, as long as such loans meet our minimum requirements for similar loans.

          Mortgage Bonds

          Many churches, schools and other nonprofit organizations issue bonds secured primarily by first mortgages on real property. These mortgage bonds typically are issued pursuant to a trust indenture and mature serially over a period of six months to 20 years. The bonds are issued in various denominations (normally $250 or more) and pay either simple or compound interest at varying rates with the earliest maturing bonds normally having the lowest rates. From time to time, Foundation Capital invests in these mortgage bonds if they have maturities and interest rates that are attractive to us. All purchases are made with the intent to hold the bond until maturity and not with a view to resell it.

The Manager

          One Capital Advisors, LLC serves as the Manager of Foundation Capital. The Manager is a Georgia limited liability company formed in June 2000 for the purposes of advising Foundation Capital in making mortgage loans to and purchasing mortgage-secured obligations of churches and other nonprofit religious organizations and providing management and administrative services to Foundation Capital. The officers of the Manager are Messrs. A. J. Braswell, President and CEO; Barry S. Winford, Senior Vice President - Loan Production; Bobby D. Ray, Senior Vice President, CFO and Treasurer; and Douglas H. Veazey, Senior Vice President - Loan Servicing.

          Under the terms of the Management Agreement, the Manager, among other duties, generally has responsibility for the day-to-day operations of Foundation Capital; administers Foundation Capital's bookkeeping and accounting functions; serves as Foundation Capital's consultant in connection with policy decisions to be made by the Board of Directors; manages or causes to be managed Foundation Capital's assets; and renders other services as the Board of Directors deems appropriate. The Manager is subject to the supervision of the Board of Directors and has only such functions as are delegated to it.

          The Manager bears the expenses incurred by it in connection with performance of its duties under the Management Agreement, including employment expenses of its personnel, rent, telephone, and equipment expenses to the extent such expenses relate to the office maintained by the Manager, and miscellaneous administrative expenses incurred in its performance under the Management Agreement. Foundation Capital bears the expenses for functions not required to be performed by the Manager under the Management Agreement, which generally include capital raising and financing activities, corporate governance matters, audits and other activities.

          The current Management Agreement, which was entered into by Foundation Capital in April 2003 with the unanimous approval of the Independent Directors, is for a one-year term. The Management Agreement may be renewed for successive one-year terms, provided that each one-year renewal term is approved by the Independent Directors. In determining whether to renew the Management Agreement, the Independent Directors are to review the performance of the Manager and consider whether the compensation paid to the Manager is reasonable. Foundation Capital may terminate the Management Agreement for any reason with 60 days' written notice to the Manager upon a vote of a majority of the Independent Directors.

          The Manager receives a monthly management fee based upon "Average Invested Assets" (as defined in the Management Agreement) comprised of one-twelfth of 0.3 percent of cash and cash equivalents, plus one-twelfth of 1.25 percent of Average Invested Assets greater than or equal to $100 million.

          Under the Management Agreement, the Manager is to reimburse Foundation Capital to the extent that the total Operating Expenses (defined in the Management Agreement and including the Management Fee) paid during the previous calendar year exceed the greater of (1) two percent of the Average Invested Assets of Foundation Capital for that calendar year, or (2) twenty-five percent of the net income of Foundation Capital for such calendar year, and to the extent that the Board of Directors determine such reimbursement is justified. If Operating Expenses of Foundation Capital are less than the two percent and twenty-five percent limitations described above in any subsequent calendar year, Foundation Capital is to pay back to the Manager the earlier amount reimbursed by the Manager, to the extent that the payment plus the Operating Expenses for that year do not exceed the two percent and twenty-five percent limitations described above, and as long as a majority of the Independent Directors determine that the payment will not create cash flow or dividend challenges for Foundation Capital.

          Foundation Capital has agreed to reimburse, indemnify and hold the Manager harmless for and from all expenses, losses, damages, liabilities, demands, charges, and claims of any nature arising in respect to or from any acts or omissions of the Manager undertaken in good faith and pursuant to the authority the Management Agreement grants the Manager.

Employees

          Foundation Capital has no employees and we do not anticipate having any employees within the next 12 months since our business is operated by the Manager.

Where You Can Find Additional Information

          At your request, we will provide you, without charge, a copy of any exhibits to this Annual Report on Form 10-KSB. If more information is needed, please call, write or e-mail us at:

Foundation Capital Resources, Inc.
Attn: Ann Beauchamp
1430 Lelia Drive
Jackson, Mississippi 39216
Telephone: (601) 321-1800
Email: abeauchamp@onecapitaladvisors.com

          We file annual, quarterly, and other information with the SEC. Our SEC filings are available to the public over the Internet at the SEC's web site at http://www.sec.gov. You may also read and copy any document we file at the SEC's public reference rooms in Washington, D.C., New York, New York, and Chicago, Illinois. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms.

ITEM 2.          DESCRIPTION OF PROPERTY

          Our primary place of business, located at 1430 Lelia Drive, Jackson, Mississippi 39216, is owned by an Affiliate of the Manager, and fees associated with our use of the space are included in the management fees. We believe that such leased property is adequately covered by insurance.

          We do not currently hold real property for investment purposes. We do, however, hold real property on a temporary basis taken in foreclosure, or in lieu of foreclosure, to satisfy loans in default as discussed in "Management's Discussion and Analysis or Plan of Operation-Financial Condition." As a REIT, we also may acquire and hold real property for investment purposes in the future. Under current state and federal laws, present and past owners of real property may be exposed to liability for the cost of clean up of contamination on or originating from those properties, even if they are wholly innocent of the actions that caused the contamination. These liabilities can be material and can exceed the value of the contaminated property.

Investment Policies

          General

          The following is a discussion of our investment policies. The Board of Directors has established these policies and may amend or revise these policies from time to time at their discretion without a vote of the shareholders, except that certain policies with respect to conflicts of interest must be consistent with legal requirements. Foundation Capital acquires interests in real estate primarily for the income generated from such investments and not for possible capital gain.

          Acquisition Policies

          Foundation Capital may, from time to time, and as funds permit, purchase additional mortgage loans from nonprofit organizations, banks, mortgage companies, trust companies and other REITs, as well as originating its own loans. Prior to purchasing a loan from the Manager or any Affiliate or Sponsor, Foundation Capital obtains an appraisal of the fair market value from a qualified independent appraiser selected by a majority of the Independent Directors in order to determine whether the purchase price is fair, competitive and commercially reasonable. In addition, Foundation Capital may, to the extent such purchases are consistent with the requirements of the Internal Revenue Code applicable to REITs, purchase and hold other investments such as mortgage bonds. Foundation Capital only invests in mortgage loans and mortgage bonds that meet the credit and other standards established by the Board of Directors. Foundation Capital may invest in or originate first, second or further subordinated mortgages as long as such mortgages satisfy the restrictions listed below.

          Restrictions on Investments

          The investment policies set forth in Foundation Capital's Bylaws were approved by the Board of Directors. In addition to other investment restrictions imposed by the Board of Directors from time to time that are consistent with Foundation Capital's qualification as a REIT, Foundation Capital observes the following restrictions on its investments as set forth in its Bylaws:

          (1)          Not more than ten percent of Foundation Capital's total assets are invested in unimproved real property. For purposes of this paragraph, "unimproved real property" means real property which has the following three characteristics: (a) an equity interest in the property was not acquired for the purpose of producing rental or other operating income; (b) there is no development or construction in process on the property; and (c) no development or construction on the property is planned in good faith to begin within one year.

          (2)          Not more than 20 percent of the dollar value of Foundation Capital's mortgage loans are made to entities other than churches and nonprofit organizations.

          (3)          Foundation Capital may not invest in commodities or commodity futures contracts. Such limitation is not intended to apply to future contracts, when used solely for hedging purposes in connection with Foundation Capital's ordinary business of investing in real estate assets and mortgages.

          (4)          Foundation Capital may not invest in or make mortgage loans unless, in cases in which a majority of the Independent Directors so determine and in all cases in which the transaction is with the Manager, members of the Board of Directors, or Affiliates thereof, an appraisal of the underlying property is obtained from an independent, qualified appraiser. In addition to the appraisal, a mortgagee's or owner's title insurance policy or commitment as to the priority of the mortgage or condition of the title must be obtained. Foundation Capital may not invest in real estate contracts of sale otherwise known as land sale contracts, unless those contracts of sale are in recordable form and are appropriately recorded in the chain of title.

          (5)          Foundation Capital may not make or invest in mortgage loans, including construction loans, on any one property, if the aggregate amount of all mortgage loans outstanding on the property, including the loans of Foundation Capital, would exceed an amount equal to 85 percent of the appraised value of the property as determined by an independent appraisal. However, Foundation Capital may make or invest in mortgage loans on any one property if substantial justification exists because of the presence of other underwriting criteria such as the net worth of the borrower, the credit rating of the borrower based on historical financial performance, or collateral adequate to justify waiver of application of the foregoing requirements; provided, that such loans would in no event exceed the appraised value of the property at the date of the loans.

          (6)          Foundation Capital may not make or invest in any mortgage loans that are subordinate to any mortgage or equity interest of the Manager, any director or Affiliate thereof.

          (7)          Foundation Capital may not invest in the equity securities of any non-governmental company, including other REITs or limited partnerships, for a period in excess of 18 months.

Subject to the above restrictions, a majority of the Independent Directors may alter the investment policies if they determine that such change is in the best interests of Foundation Capital.

          Loan Limit Policies

          Our current policy limits our loans to any one borrower or related group of borrowers to not more than $5,000,000 without prior approval of the Board of Directors. This policy is subject to change from time to time with the approval of the Board of Directors.

          Other Policies

          Although we do not currently intend to, we may make acquisitions and investments other than as previously described. Foundation Capital has authority to issue senior securities. Foundation Capital also has authority to offer its shares of Common Stock or other equity or debt securities in exchange for property and to repurchase or otherwise reacquire its Common Stock or any other securities and may engage in such activities in the future. Foundation Capital will not engage in trading, underwriting, or the agency distribution or sale of securities of other companies. At all times, we attempt to make investments in such a manner as to be consistent with the requirements of the Internal Revenue Code applicable to REITs unless, because of the circumstances or changes in the Internal Revenue Code (or the regulations promulgated thereunder), the Board of Directors determines that it is no longer in the best interests of Foundation Capital to continue to be qualified as a REIT. Foundation Capital's policies with respect to such activities may be reviewed and modified from time to time by Foundation Capital's Board of Directors without notice to, or the vote of, the shareholders.

ITEM 3.          LEGAL PROCEEDINGS

          Management is not aware of any pending or threatened litigation against Foundation Capital and Foundation Capital is not a party to any material litigation. From time to time, Foundation Capital is involved in routine legal proceedings incidental to the conduct of its business that arise in the ordinary course of business.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On November 19, 2003, Foundation Capital, FCP I and FCP II entered into a Merger Agreement whereby both FCP I and FCP II were to be merged with and into Foundation Capital, effective as of December 31, 2003. On December 3, 2003, at a special meeting of Foundation Capital's shareholders, the Agreement and Plan of Merger was approved. The mergers of FCP I and FCP II with and into Foundation Capital were effective as of December 31, 2003. Foundation Capital was the surviving entity in these mergers. Before December 31, 2003, Foundation Capital was the sole general partner of FCP I and FCP II, which were operated as what are commonly called "Down REITs" and were engaged in substantially the same business as Foundation Capital. Foundation Capital now directly conducts all of the activities previously conducted by FCP I and FCP II, and as the surviving entity in the mergers, has succeeded to all of the assets previously held by FCP I and FCP II. At the special meeting, Foundation Capital's shareholders also approved an amendment to Foundation Capital's Articles of Incorporation, which increased the number of authorized shares of capital stock to 80,000,000 shares.

          The votes with respect to these proposals were as follows:
Proposal	For	Against	Abstain

Proposal to approve the Merger Agreement	138,370.1	-	-

Proposal to approve the Amendment to Foundation Capital's Articles of Incorporation	138,370.1	-	-

There were no broker non-votes with respect to matters voted on by Foundation Capital's shareholders at the meeting.

PART II
ITEM 5.	MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

          None of our issued and outstanding shares of Common Stock are admitted for trading to any securities exchange or other public market. There is no established public trading market for our Common Stock.

Shareholders

          As of December 31, 2003, there were 112 holders of record of our Common Stock.

Dividends

          For the fiscal years ended December 31, 2003 and 2002, Foundation Capital paid dividends of $120,033 and $110,228, respectively, to holders of Foundation Capital's Common Stock. Dividends are payable at the discretion of the Board of Directors and depend on the amount of funds available from operations of Foundation Capital, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and other factors that the Board of Directors deems relevant. See "Item 1-Description of Business-Operating Restrictions" for other restrictions that limit, or may in the future limit, Foundation Capital's ability to pay dividends on its Common Stock.

Repurchases of Equity Securities

          Foundation Capital did not repurchase any of its outstanding equity securities during the fourth quarter of 2003.

Equity Compensation Plans

          Foundation Capital does not maintain any equity compensation plans.

Recent Sales of Unregistered Securities

          Common Stock. During 2003, a total of 9,008.5 shares of Foundation Capital Common Stock were issued pursuant to the reinvestment by existing shareholders of $90,085 through Foundation Capital's Dividend Reinvestment Plan. Effective as of December 31, 2003, FCP I and FCP II merged with and into Foundation Capital. In these mergers, each limited partnership unit of FCP I and FCP II was converted into the right to receive one share of Foundation Capital Common Stock. As a result, Foundation Capital issued 21,662,750.3 shares of Common Stock to the former limited partners of FCP I and FCP II on December 31, 2003.

          Securities Act Exemptions. The issuances of shares pursuant to the Dividend Reinvestment Plan and the FCP I and FCP II mergers were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. Recipients of securities in these transactions represented their intention to acquire the securities for investment purposes only and not with a view to or for the sale in connection with any distribution of those securities issued in those transactions. All recipients of these securities had adequate access, through their relationships with us or otherwise, to information about us and the shares of Common Stock acquired.

Use of Proceeds from Registered Securities

          On November 21, 2003, Foundation Capital began the public offering of up to $55,000,000 of its Redeemable Certificates of Indebtedness (2003 Series A, B, C and D) (collectively, the "Certificates") pursuant to a Registration Statement on Form S-11 (SEC File Number 333-105923). A summary of the title of each class of securities, the amount registered, and the aggregate price of the offering amount registered is as follows:

Title of Each Class of Securities Registered	Amount Registered	Aggregate Price

Series A Certificate of Indebtedness Series B Certificate of Indebtedness Series C Certificate of Indebtedness Series D Certificate of Indebtedness	$13,750,000 $13,750,000 $13,750,000 $13,750,000	$13,750,000 $13,750,000 $13,750,000 $13,750,000

The Certificates are being offered on a best efforts basis by Rives, Leavell and Company, Inc., an Alabama corporation (the "Underwriter"). As of March 26, 2004, an aggregate total of $3,670,000 in principal amount of Series A Certificates, $116,000 in principal amount of Series B Certificates, $66,000 in principal amount of Series C Certificates and $98,000 in principal amount of Series D Certificates have been sold.

         From the effective date of the Registration Statement through December 31, 2003, Foundation Capital incurred the following expenses:

Underwriting commissions	$2,940
Finders' fees	-
Underwriters' expenses	140
Other expenses	87,076
Total	$90,156

The commissions and expenses paid to the Underwriter may be deemed an indirect payment to Mr. Braswell, a director and officer of Foundation Capital, because he is an indirect owner of a 60% interest in the Underwriter. All other payments were payments to others. The net offering proceeds to Foundation Capital through December 31, 2003 after deducting the above expenses were $180,844. The net offering proceeds had not been used by Foundation Capital at December 31, 2003; however, Foundation Capital used these proceeds in the first quarter of 2004 to fund loans made to other parties.

ITEM 6.          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

          The following Management's Discussion and Analysis or Plan of Operation includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See "Forward-Looking Statements" at the beginning of this Form 10-KSB.

Overview

          Foundation Capital Resources, Inc., a Georgia corporation, was formed in June 2000 to engage primarily in the business of providing mortgage financing to churches, colleges, schools and other nonprofit organizations throughout the United States. We currently focus our business activities on originating our own mortgage loans. We also purchase mortgage loans made to churches and other nonprofit organizations and may invest in mortgage bonds issued by such organizations.

          Foundation Capital has elected to be taxed as a real estate investment trust ("REIT) in connection with our 2003 federal income tax return. As a REIT, Foundation Capital will not be subject to federal income taxes on our earnings since we will be permitted to deduct dividend distributions to our shareholders. To qualify as a REIT, we must distribute at least 90 percent of our taxable income to our shareholders and comply with various other requirements prescribed by the Internal Revenue Code.

          During 2003, Foundation Capital originated and purchased $137,833,190 in loans, as compared to $78,933,100 of loans originated and purchased in 2002. Foundation Capital closed $170,008,353 in loans during 2003, and $32,175,163 of loans were unfunded as of the end of 2003. To be successful, management believes Foundation Capital will need to remain competitive in the church lending marketplace in terms of the loan rates charged to borrowers. Foundation Capital has developed a network for loan referrals through relationships with a number of loan funds associated with denominational and nonprofit organizations. These loan funds have in the past referred loans to and participated in loans with Foundation Capital, and management expects this to continue in 2004. In addition, Foundation Capital has historically received loan applications from a number of for-profit organizations that specialize in making loans that meet Foundation Capital's loan program profile.

          From time to time, the Board of Governors of the Federal Reserve System provides guidance for businesses and financial markets in terms of interest rate projections. Based on Federal Reserve guidance provided in early 2004, management believes that interest rates may gradually trend upward in 2004 or 2005. Foundation Capital will closely monitor interest rate and inflation trends in managing its business, as well as the general guidance provided from time to time by officials of the Federal Reserve.

Sources and Uses of Cash

          Foundation Capital has received the majority of its equity capital from nonprofit foundations and associations affiliated with church groups. Since June 2000, the majority of Foundation Capital's equity capital has come from one group of investors. As of December 31, 2003, shareholder's equity totaled $217,965,761.

          Foundation Capital originated and purchased $137,833,190 in loans to churches, colleges, schools and other nonprofit organizations in 2003. As of December 31, 2003, Foundation Capital's net loans receivable balance totaled $205,487,203, as compared to $121,559,762 as of December 31, 2002.

          Management is currently evaluating potential sources of capital to provide additional funding.

Critical Accounting Policies

          This Management's Discussion and Analysis or Plan of Operation is based on Foundation Capital's financial statements and the notes thereto, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. On an on-going basis, management evaluates its estimates and judgments.

          Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates. If actual results are different than management's judgments and estimates, Foundation Capital's financial results could change, and such change could be material to Foundation Capital.

          Material estimates and judgments that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the carrying amount of foreclosed assets held for sale. In connection with the determination of the allowance for loan losses and carrying amount of foreclosed assets held for sale, management obtains independent appraisals for significant properties.

          Foundation Capital has identified the following critical accounting policies and significant estimates and judgments as critical to its business operations and the understanding of its results of operations. For a detailed discussion on the application of these significant estimates and judgments and our accounting policies, also see Note 1 to the Consolidated Financial Statements.

          The following listing is not intended to be a comprehensive list of all of our estimates and judgments or accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. See our audited Consolidated Financial Statements and notes thereto which contain accounting policies and other disclosures required by accounting principles generally accepted in the United States of America.

          Loans Receivable

          Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal balances adjusted for any charge-offs, the allowance for loan losses, any deferred fees or costs on originated loans and unamortized premiums or discounts on loans collateralized by mortgage bonds.

          Discounts and premiums on loans collateralized by mortgage bonds are amortized to income using the interest method over the remaining period to maturity.

          Interest on loans receivable is included in income when earned on the accrual basis. The accrual of interest is discontinued when, in the opinion of management, the full and timely collection of principal and interest is in doubt. Previously accrued interest is reversed if deemed uncollectible by management. Interest is recognized for impaired loans only upon receipt, and only after all principal amounts are current according to the contractual terms of the loan agreement.

          Allowance for Loan Losses

          The allowance for loan losses is based upon risks inherent in the loan portfolio and is established through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

          A loan is considered impaired when, based on current information and events, it is probable that Foundation Capital will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a case-by-case basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price or the fair value of the collateral if the loan is collateral dependent.

          Loans not evaluated for impairment on an individual basis are collectively evaluated for impairment, and losses are estimated based on management's evaluation of the portfolio and consideration of other factors, such as past due trends, historical charge-off ratios of entities with similar loan portfolio characteristics and other factors.

          Foreclosed Assets Held for Sale

          Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations of and changes in the valuation allowance related to foreclosed assets are included in net income.

Financial Condition

          During 2003, total assets grew $85,792,704, or 64.6 percent, from $132,856,529 as of December 31, 2002 to $218,649,233 as of December 31, 2003, with net loans receivable accounting for $83,927,441 of that increase. As a result of the merger of FCP I and FCP II with and into Foundation Capital, the limited partnership interests were converted into Common Stock as of December 31, 2003, and resulted in Foundation Capital having $218,125,761 in Common Stock at December 31, 2003, as compared to $1,408,173 at December 31, 2002.

          Loans Receivable, Net
	December 31, 2003	December 31, 2002	Change	Percent Change

Loans Receivable, Net	$205,487,203	$121,559,762	$83,927,441	69.0%

          The increase of $83,927,441 in net loans receivable during 2003 was primarily due to an increase in loans originated and purchased of $137,833,190, less $46,816,990 in principal payments, and $4,288,424 in proceeds from the sale of loans.

          Common Stock and Limited Partnerships Minority Interest
	December 31, 2003	December 31, 2002	Change	Percent Change

Common Stock	$218,125,761	$1,408,173	$216,717,588	15,390%

	December 31, 2003	December 31, 2002	Change	Percent Change
Limited Partnerships Minority Interest	$ -	$131,652,895	$(131,652,895)	(100.0%)

          The increase of $216,717,588 in Common Stock during 2003 was primarily due to the conversion of the limited partnership interests in FCP I and FCP II into Foundation Capital Common Stock as a result of the mergers of FCP I and FCP II with and into Foundation Capital, as discussed above.

          Retained Earnings (Deficit)
	December 31, 2003	December 31, 2002	Change	Percent Change

Retained Earnings (deficit)	$ -	$(219,138)	$219,138	100.0%

          The increase of $219,138 in retained earnings during 2003 resulted from Foundation Capital's decision to retain a portion of its 2003 net income, rather than distribute those funds to shareholders and limited partners. This action enabled Foundation Capital to recover the amount of dividends paid out in excess of earnings during 2002 and eliminate the resulting deficit balance that existed as of December 31, 2002.

          Cash and Cash Equivalents
	December 31, 2003	December 31, 2002	Change	Percent Change

Cash and Cash Equivalents	$2,920,458	$6,406,403	$(3,485,945)	(54.4)%

          The decrease of $3,485,945 in cash and cash equivalents during 2003 was the result of Foundation Capital's efforts to reduce the balance of cash on hand. Foundation Capital attempts to use most of its cash to originate loans and therefore earn an improved rate of return.

          Allowance for Loan Losses
	December 31, 2003	December 31, 2002	Change	Percent Change
Allowance for Loan Losses and Unamortized Discounts	$3,354,534	$1,887,118	$1,467,416	77.8%

          The increase in allowance for loan losses and unamortized discounts during 2003 was due to a $1,303,395 increase in unamortized discounts and a provision for loan losses of $164,021. Foundation Capital has not recognized any losses on loans since it began business in June 2000.

          In November 2000, Foundation Capital made a loan to a church totaling approximately $2,500,000 to refinance its then-current indebtedness and to fund a development project for future growth. The loan remained current and the borrower was performing as agreed until mid-2001, when the church became delinquent in its loan payments. In January 2003, following a period of discussions and negotiations, Foundation Capital sent a default notice to the church and default proceedings began. Also in January 2003, the church involved in this matter voted to dissolve. In March 2003, Foundation Capital foreclosed on the property. The property is currently leased to a different church and related school under a one-year lease pursuant to which Foundation Capital collects monthly rent of $14,000. This provides Foundation Capital with revenue in an annual amount of approximately 6.20 percent of the recorded asset value of the property. Discussions with potential new owners of the property are continuing both as to the ultimate sale of the property as well as to continue the lease of the property for an additional year. The property is recorded on the balance sheet at December 31, 2003 as foreclosed assets held for sale, net, in the amount of $2,712,597.

          In November 2001, Foundation Capital made a land acquisition loan to a church in the amount of approximately $517,000. In January 2003, the church became delinquent in its loan payments. In October 2003, following a period of discussions and negotiations, Foundation Capital foreclosed on the property, at a price of $570,000, covering principal, interest, late fees and other expenses. At this time, Foundation Capital believes that the property has a resale value that will ultimately make it unlikely that Foundation Capital will recognize any loss, due to the projected low loan-to-value percentage (57 percent), and the proximity of the property to other commercial developments. The property is recorded on the balance sheet at December 31, 2003 as foreclosed assets held for sale, net, in the amount of $544,409.

          In July 2001, Foundation Capital made a bond collateralized loan in the amount of $1,500,000 in connection with the construction of a new student dormitory at a church seminary. The building was completed and students occupied the building. Soon thereafter, several students became ill with various upper-respiratory symptoms attributed to toxic mold. The students were removed from the facility and a lawsuit was filed against the contractor and subcontractors by the church seminary. The church seminary has recently been unable to meet its debt obligation to Foundation Capital due to the loss of revenue associated with dormitory rent plus the added expense it has incurred for subsidizing off-campus housing for its students. Reliance Trust Company, acting as trustee, has had extensive contact with the church seminary and its attorneys, and has hired legal counsel to represent the bond holders. The matter is pending. The December 31, 2003 outstanding loan balance of $1,500,000 is identified as delinquent and non-accruing and is recorded on the balance sheet in loans receivable, net.

          In July 2003, Foundation Capital made a permanent loan to a church in the amount of $350,000. As of December 31, 2003, the church was four months behind in its payments. Subsequently, following a period of discussion and negotiations, Foundation Capital sent a notice of default and later a notice of foreclosure to the borrower. At this time, Foundation Capital has initiated foreclosure on the property and April 6, 2004 has been set as the sale date. Foundation Capital believes at this time that the property has resale value which will minimize any resulting loss in excess of the carrying amount of the loan. The December 31, 2003 outstanding loan balance of $349,338 is identified as delinquent and is recorded on the balance sheet in loans receivable, net.

          In July 2002, Foundation Capital made a permanent loan to a church in the amount of $736,250. As of December 31, 2003, the church was three months behind in its payments. The church is currently working to bring their payments current by raising additional funds through a capital gifts campaign. At this time, Foundation Capital believes that payments will be brought to a current condition and foreclosure will be avoided. The December 31, 2003 outstanding loan balance of $735,094 is identified as delinquent and is recorded on the balance sheet in loans receivable, net.

          Foundation Capital had $431,917 due from affiliates at December 31, 2003, compared to $124,292 at December 31, 2002. These were amounts due from the Manager in connection with payments received by the Manager from borrowers on behalf of Foundation Capital. In performing its loan servicing responsibilities, payments from borrowers are initially made to the Manager and are then remitted to Foundation Capital.

          The balance due to affiliates at December 31, 2003 relates to a payment erroneously made to Foundation Capital by a borrower that should have been payable to an affiliate of the Manager. This amount was remitted by Foundation Capital to the proper payee in early January 2004.

Results of Operations

          Fiscal Year Ended December 31, 2003 Compared to Fiscal Year Ended December 31, 2002

          During 2003, Foundation Capital's net income totaled $339,171, as compared to the 2002 net loss of $20,072. This increase in net income was primarily due to a $4,361,743 increase in interest income, partially offset by a $3,085,323 increase in limited partnership and minority interest expense and a $847,809 increase in other expenses.

          Interest Income
	2003	2002	Change	Percent Change

Interest Income	$12,451,044	$8,089,301	$4,361,743	53.9%

          The increase in interest income during 2003 was primarily due to a greater amount of loans receivable that were outstanding during 2003, as compared to 2002. During 2003, Foundation Capital originated and purchased loans totaling $137,833,190 compared to $78,933,100 of loans that were originated and purchased in 2002. The balance of net loans receivable was $205,487,203 at December 31, 2003, compared to $121,559,762 at December 31, 2002, a 69 percent increase.

          Other Expense
	2003	2002	Change	Percent Change

Other Expense	$2,032,660	$1,184,851	$847,809	71.6%

          The components of the increase in other expenses were:
	2003	2002	Change

Management Fees	$1,972,839	$1,334,795	$638,044
Loan Origination Fee (Expense Reduction)	(684,911)	(457,966)	(226,945)
Accounting, Audit and Legal Fees	292,510	106,730	185,780
Loan Referral Fees	256,149	71,665	184,484
Insurance Expense	84,608	56,503	28,105
Debt Certificate-Related Expenses	23,453	-	23,453
Other	88,012	73,124	14,888
Total	$2,032,660	$1,184,851	$847,809

          The increase in management fees was due primarily to an increase in invested assets during 2003. Management fees paid by Foundation Capital to the Manager are equal to 0.3 percent of cash and cash equivalents, plus 1.25 percent of the balance of Average Invested Assets (as defined in the Management Agreement between Foundation Capital and the Manager). The increases in loan origination fees and loan referral fees was primarily due to the increases in new loans closed during 2003 as compared to 2002. The increase in accounting, audit and legal fees was due primarily to the mergers of FCP I and FCP II into Foundation Capital and due to an increased number of regulatory filings. The increase in debt certificate-related expenses resulted from the amortization of related deferred costs.

          2003 Pro-Forma Statement of Operations
	GAAP	Pro-Forma
Interest and Other Income	$12,560,044	$12,560,044
Total Operating Expense	2,197,533	2,197,533
Income Before Minority Interest	10,362,511	N/A
Operating Income	N/A	10,362,511
Minority Interest	10,023,340	N/A
Net Income	$339,171	$10,362,511

          The pro-forma amounts reflect the conversion of limited partnership units in FCP I and FCP II into shares of Foundation Capital Common Stock resulting from the mergers. Following the conversion, there would no longer be a minority interest line item on the consolidated statement of operations. As a result, net income would increase.

          This pro-forma statement of operations for the year ended December 31, 2003 gives effect to the merger as if the mergers of FCP I and FCP II into Foundation Capital had occurred at the beginning of 2003, and presents line items and amounts that are expected to be more comparable to the presentation of financial results for 2004. Foundation Capital believes this information is and will be useful to investors because it will allow them to compare future quarterly financial results on a line-item comparable basis with the year-end results for 2003.

          Fiscal Year Ended December 31, 2002 Compared to Fiscal Year Ended December 31, 2001

          During 2002, Foundation Capital's net loss totaled $20,072, as compared to the 2001 net income of $31,995.

          Interest Income
	2002	2001	Change	Percent Change

Interest Income	$8,089,301	$5,112,217	$2,977,084	58.2%

          The increase in interest income was primarily due to interest income from new loans closed during 2002. During 2002, Foundation Capital originated and purchased loans totaling $78,933,100. During 2001, Foundation Capital originated and purchased loans totaling $46,025,411.

          Allowance for Loan Losses
	2002	2001	Change	Percent Change
Allowance for Loan Losses and Unamortized Discounts	$1,887,118	$848,917	$1,038,201	122.3%

          The increase in allowance for loan losses and unamortized discount in 2002 was due entirely to discounts (the amount of the interest differential between the actual face value of the mortgage bonds securing the loan and the required minimum loan rate/yield to be paid to the lender in connection with the loan) on bond collateralized loans. No provision for loan losses was recorded in 2002.

          Other Expense
	2002	2001	Change	Percent Change

Other Expense	$1,184,851	$756,149	$428,702	56.7%

          The components of this change were:
	2002	2001	Change
Management Fees	$1,334,795	$718,735	$616,060
Loan Origination Fees (Expense Reduction)	(457,966)	(86,209)	(371,757)
Loan Referral Fees	71,665	-	71,665
Insurance Expense	56,503	-	56,503
Board of Directors Meeting Expense	76,665	33,665	43,000
Regulatory Filing Fees	39,914	-	39,914
Other	63,275	89,958	(26,683)
Total	$1,184,851	$756,149	$428,702

Liquidity and Capital Resources

          As discussed above, Foundation Capital provides financing to churches, colleges, schools and other nonprofit organizations primarily by originating and purchasing mortgage loans to such organizations and investing in mortgage bonds issued by such organizations. Foundation Capital expects the cash to be generated from the mortgage loans made and acquired by Foundation Capital to be adequate to pay its operating expenses and provide distributions to shareholders. Management is not aware of any known trends or uncertainties, other than national economic conditions, which have had or which may be reasonably expected to have a material impact, favorable or unfavorable, on revenues or income from the origination or acquisition of the mortgage loans.

          Foundation Capital's income from the mortgage loans made or purchased and bond interest income provides cash flow, which Foundation Capital uses to make new mortgage loans or fund dividends to shareholders. Nevertheless, we intend to seek additional debt or equity financing to enhance our capacity to make mortgage loans on a continuous basis. There can be no assurance that we will be able to raise additional capital on favorable terms.

          Foundation Capital may procure lines of credit with financial institutions, and may draw down on the lines of credit from time to time if necessary, to maintain Foundation Capital's liquidity.
	2003	2002	Change	Percent Change

Net Cash Used in Operating Activities	($675,145)	($952,328)	$277,183	29.1%

          The components of the increase in cash used in operating activities were:
	2003	2002	Change
Net Income	$339,171	$(20,072)	$359,243
Due From Affiliates	(307,625)	(124,292)	(183,333)
Amortization of Deferred Origination Fees	(85,709)	(51,285)	(34,424)
Accretion of Discounts on Loans and Held-to-Maturity Securities	(539,884)	(192,599)	(347,285)
Provision for Loan Losses	164,021	-	164,021
Accounts Payable and Accrued Expenses	195,918	(105,908)	301,826
Interest Receivable	(449,061)	(427,527)	(21,534)
Other	8,025	(30,645)	(38,670)
Total	$(675,145)	$(952,328)	$277,183

          The increase of $34,424 in the amortization of deferred origination fees resulted from additional loans made in 2003 that had deferred origination fees. The increase in the accretion of discounts on loans and held-to-maturity securities of $347,285 resulted from an increase in the loans originated in 2003 as compared to 2002. During 2003, Foundation Capital recorded a provision for loan losses totaling $164,021. A similar loan loss provision was not recorded during 2002. The increase in accounts payable and accrued expenses of $301,826 was due primarily to invoices for professional services received in 2003, but not paid until early 2004.

          The increase of $183,333 in amounts due from affiliates resulted payments received by the Manager from borrowers on behalf of Foundation Capital. In performing its loan servicing responsibilities, payments from borrowers are initially made to the Manager and are then appropriately remitted to Foundation Capital.

	2003	2002	Change	Percent Change
Net Cash Used in Investing Activities	($87,555,077)	($49,845,890)	($37,709,187)	75.7%

          The components of the increase in cash used in investing activities were:
	2003	2002	Change
New Loans Originated and Purchased	$(137,833,190)	$(78,933,101)	$(58,900,089)
Proceeds from Principal Payments on Loans	46,816,990	29,943,216	16,873,774
Proceeds from Sale of Mortgage Loans	4,288,424	-	4,288,424
Maturities of Held-To- Maturity Securities	152,156	-	152,156
Purchases of Held-To- Maturity Securities	(979,457)	(856,005)	(123,452)
Total	$(87,555,077)	$(49,845,890)	$(37,709,187)

          During 2003, Foundation Capital originated $58,900,089 more in loans than were originated during 2002. Proceeds from principal payments totaled $16,873,774 more during 2003 than in 2002. In 2003, the proceeds received from the sale of loans totaled $4,288,424, as compared to zero in 2002. Maturities of held-to-maturity securities totaled $152,156 during 2003, compared to zero during 2002. Purchases of held-to-maturity securities totaled $979,457 during 2003, an increase of $123,452 as compared to $856,005 in 2002.
	2003	2002	Change	Percent Change
Net Cash Provided by Financing Activities	$84,744,277	$50,158,558	$34,585,719	68.9%

          The components of the increase in cash provided by financing activities were:

	2003	2002	Change
Minority Interest Contributions and Reinvestments	$84,974,608	$57,772,810	$27,201,798
Withdrawals and Allocation of Earnings	-	(7,409,076)	7,409,076
Net Minority Interest Contributions	84,974,608	50,363,734	34,610,874
Other	(230,331)	(205,176)	(25,155)
Total	$84,744,277	$50,158,558	$34,585,719

          The 2003 increase in net minority interest contributions of $34,610,874 as compared to 2002 was largely the result of additional investments by the limited partners prior to the merger of FCP I and FCP II into Foundation Capital and an increase in reinvested interest. As discussed previously, on December 31, 2003, all of the limited partnership interests were converted into shares of Common Stock of Foundation Capital in connection with the merger.

          Commitments to extend credit are agreements to lend to a borrower as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each borrower's creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the counterparty. Collateral held varies, but typically includes real property owned by churches and other nonprofit organizations.

          At December 31, 2003, Foundation Capital had outstanding commitments to make loans aggregating $58,263,965, all at fixed rates of interest, extending over varying periods of time with the majority to be disbursed within a one-year period. At December 31, 2002, Foundation Capital had outstanding commitments to make loans aggregating $15,280,000, all at fixed rates of interest, extending over varying periods of time with the majority to be disbursed within a one-year period.

          At December 31, 2003, Foundation Capital had the following obligations related to outstanding Debt Certificates:
Maturity	Amount
2006	$230,000
2008	36,000
2013	5,000
$271,000

ITEM 7.          FINANCIAL STATEMENTS

Independent Accountants' Report

Board of Directors
Foundation Capital Resources, Inc.
Jackson, Mississippi

We have audited the accompanying consolidated balance sheets of Foundation Capital Resources, Inc. ("Foundation Capital") as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of Foundation Capital's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Foundation Capital Resources, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.
/s/BKD, LLP

Springfield, Missouri
January 30, 2004

Foundation Capital Resources, Inc.
Consolidated Balance Sheets
December 31, 2003 and 2002

	2003	2002
Assets
Cash and cash equivalents	$2,920,458	$6,406,403
Due from affiliates	431,917	124,292
Interest receivable	1,929,754	1,480,693
Loans receivable, net of allowance for loan losses and unamortized discounts of $3,354,534 and $1,887,118 at December 31, 2003 and 2002, respectively	205,487,203	121,559,762
Held-to-maturity securities	3,773,119	2,940,917
Foreclosed assets held for sale, net	3,257,006	-
Deferred debt offering costs	766,823	273,858
Other	82,953	70,604

Total assets	$218,649,233	$132,856,529

Liabilities and Shareholders' Equity

Liabilities
Due to affiliates	$171,144	$-
Accounts payable and accrued expenses	241,328	172,599
Debt certificates	271,000	-

Total liabilities	683,472	172,599

Limited Partnerships Minority Interest	-	131,652,895

Shareholders' Equity
Class I preferred stock, 7.25% cumulative; $10 par value; authorized 10,000,000 shares; issued and outstanding 2003 - 0 shares, 2002 - 200 shares	-	2,000
Common stock; $10 par value; authorized 50,000,000 shares; issued and outstanding 2003 - 21,812,576.1 shares, 2002 - 140,817.3 shares	218,125,761	1,408,173
Additional paid-in capital (deficit)	(160,000)	(160,000)
Retained earnings (deficit)	-	(219,138)

Total shareholders' equity	217,965,761	1,031,035

Total liabilities and shareholders' equity	$218,649,233	$132,856,529

See Notes to Consolidated Financial Statements

Foundation Capital Resources, Inc.
Consolidated Statements of Operations
Years Ended December 31, 2003 and 2002

	2003	2002
Interest Income
Loans	$12,044,390	$7,545,411
Held-to-maturity securities	348,420	207,861
Deposits with banks	58,234	336,029

	12,451,044	8,089,301
Interest Expense
Debt certificates	852	-

Net Interest Income	12,450,192	8,089,301

Provision for Loan Losses	164,021	-

Net Interest Income After Provision for Loan Losses	12,286,171	8,089,301

Other Income	109,000	13,495
	12,395,171	8,102,796

Other Expense	2,032,660	1,184,851

Income Before Preferred Payments to Limited Partnership and Minority Interest	10,362,511	6,917,945

Preferred Payments to Limited Partnership	-	8,017,346

Income (Loss) Before Minority Interest	10,362,511	(1,099,401)

Minority Interest	(10,023,340)	(1,079,329)

Net Income (Loss)	$339,171	$(20,072)

Basic and Diluted Earnings (Loss) Per Common Share	$1.67	$(0.13)

See Notes to Consolidated Financial Statements

Foundation Capital Resources, Inc.
Consolidated Statements of Shareholders' Equity
Years Ended December 31, 2003 and 2002

	Class I Preferred Stock	Common Stock	Additional Paid-in Capital (Deficit)	Retained Earnings (Deficit)	Total

Balance, January 1, 2002	$2,000	$1,438,763	$(160,000)	$(88,838)	$1,191,925

Net loss	-	-	-	(20,072)	(20,072)
Retirement of common stock, 24,250.5 shares	-	(242,505)	-	-	(242,505)
Issuance of common stock, 11,754.4 shares	-	117,544	-	-	117,544
Dividends reinvested in common stock, 9,437.1 shares	-	94,371	-	-	94,371
Dividends on common stock, $.78 per share	-	-	-	(110,228)	(110,228)

Balance, December 31, 2002	2,000	1,408,173	(160,000)	(219,138)	1,031,035

Net income	-	-	-	339,171	339,171
Retirement of Class I preferred stock, 200 shares	(2,000)	-	-	-	(2,000)
Conversion of Limited Partnership Interests to common stock, 21,662,750.3 shares	-	216,627,503	-	-	216,627,503
Dividends reinvested in common stock, 9,008.5 shares	-	90,085	-	-	90,085
Dividends on common stock, $.59 per share	-	-	-	(120,033)	(120,033)

Balance, December 31, 2003	$-	$218,125,761	$(160,000)	$-	$217,965,761

See Notes to Consolidated Financial Statements

Foundation Capital Resources, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2003 and 2002

	2003	2002
Operating Activities
Net income (loss)	$339,171	$(20,072)
Items not requiring (providing) cash
Provision for loan losses	164,021	-
Accretion of discounts on loans	(534,983)	(192,599)
Accretion of discounts on held-to-maturity securities	(4,901)	-
Amortization of deferred origination fees	(85,709)	(51,285)
Amortization of deferred debt offering costs	20,373	-
Changes in
Due from affiliates	(307,625)	(124,292)
Interest receivable	(449,061)	(427,527)
Other assets	(12,349)	(19,145)
Accounts payable and accrued expenses	195,918	(105,908)
Income taxes payable	-	(11,500)
Net cash used in operating activities	(675,145)	(952,328)

Investing Activities
Origination and purchase of loans	(137,833,190)	(78,933,101)
Proceeds from principal payments on loans	46,816,990	29,943,216
Proceeds from sale of mortgage loans	4,288,424	-
Purchases of held-to-maturity securities	(979,457)	(856,005)
Maturities of held-to-maturity securities	152,156	-
Net cash used in investing activities	(87,555,077)	(49,845,890)

Financing Activities
Proceeds from issuance of common stock	-	117,544
Payments for retirement of common stock	-	(242,505)
Proceeds from issuance of debt certificates	271,000	-
Payments for retirement of preferred stock	(2,000)	-
Payment of costs related to issuance of debt certificates	(469,383)	(64,358)
Dividends paid	(29,948)	(15,857)
Increase in minority interest	84,974,608	50,363,734
Net cash provided by financing activities	84,744,277	50,158,558

Decrease in Cash and Cash Equivalents	(3,485,945)	(639,660)

Cash and Cash Equivalents, Beginning of Year	6,406,403	7,046,063

Cash and Cash Equivalents, End of Year	$2,920,458	$6,406,403

Supplemental Cash Flows Information
Debt offering costs in accrued expenses	$43,955	$110,000
Real estate acquired in foreclosure	$3,257,006	-
Conversion of limited partnership interests to common stock	$216,627,503	-
Reinvestment of preferred payments to limited partnership minority interest	-	$8,017,810
Dividends reinvested in common stock	$90,085	$94,371
Income taxes paid, net of refunds received	-	$10,854

See Notes to Consolidated Financial Statements

Foundation Capital Resources, Inc.
Notes to Consolidated Financial Statements
December 31, 2003 and 2002

Note 1:          Nature of Operations and Summary of Significant Accounting Policies

      Nature of Operations

Foundation Capital Resources, Inc. (Foundation Capital) was formed as a Georgia corporation to invest primarily in the work of churches and other nonprofit organizations by making mortgage loans to such entities and to acquire indebtedness secured by mortgages issued by such entities. Foundation Capital recently elected to file as a real estate investment trust (REIT) under the requirements of the Internal Revenue Code of 1986 and will be treated as a REIT for tax purposes beginning with the year ended December 31, 2003.

      Principles of Consolidation

The 2002 financial statements include the accounts of Foundation Capital Partners I, LLLP and Foundation Capital Partners II, LLLP, (collectively the "Limited Partnerships") which were merged into Foundation Capital effective December 31, 2003, through an exchange of common stock for the respective limited partnership interests as discussed in Note 5. All significant interentity accounts and transactions have been eliminated in consolidation.

      Limited Partnership Agreement Revisions

During the first quarter of 2003, the limited partnership agreements of the Limited Partnerships were revised so that payments to the limited partners were no longer considered guaranteed payments and expensed on the income statement, but rather were treated as distributions to the limited partners, payable if and when dividends were declared on Foundation Capital's common stock. As discussed in Note 5, on December 31, 2003, the limited partnership interests were exchanged for Foundation Capital common stock.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and valuation of foreclosed assets held for sale. In connection with the determination of the allowance for loan losses and valuation of foreclosed assets held for sale, management obtains independent appraisals for significant properties.

      Cash Equivalents

Foundation Capital considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2003 and 2002, cash equivalents consisted of a money market fund.

      Securities

Held-to-maturity securities, which include any security for which Foundation Capital has the positive intent and ability to hold until maturity, are carried at historical cost adjusted for amortization of premiums and accretion of discounts. Premiums and discounts are amortized and accreted, respectively, to interest income

Foundation Capital Resources, Inc.
Notes to Consolidated Financial Statements
December 31, 2003 and 2002

using the level-yield method over the period to maturity. All of Foundation Capital's securities are classified as held-to-maturity.

Interest on investments in debt securities is included in income when earned on the accrual basis. The accrual of interest is discontinued when, in the opinion of management, the full timely collection of principal and interest is in doubt. Previously accrued interest may also be reversed if deemed uncollectible by management.

      Capital Stock

Under its Articles of Incorporation, which were revised December 3, 2003, Foundation Capital may issue up to 80,000,000 shares of capital stock. Of these total shares, 10,000,000 shares are designated as Preferred Stock, 50,000,000 shares are designated as Common Stock and 20,000,000 shares are designated as Excess Stock.

Holders of Common Stock are entitled to one vote for each share owned.

Under the revised Articles of Incorporation, Preferred Stock may be issued from time to time by the Board of Directors as shares of one or more series. Holders of Preferred Stock are entitled to voting powers, preferences, conversions and other rights as set forth and adopted by the Board of Directors. At December 31, 2003, there was no Preferred Stock issued or outstanding.

At December 31, 2002, holders of Class I Preferred Stock were entitled to vote on matters only if their 7.25 percent dividends were in arrears for one year or longer. Class I Preferred Stock could be redeemed at the option of Foundation Capital at a price per share equal to $10 per share plus any accumulated dividends. The redemption option was exercised by the Company during 2003.

Holders of shares of Excess Stock are not entitled to vote on any matters (except as required by law) and shall have no rights to receive notice of any meetings (except as required by law).

The additional paid-in capital deficit relates to costs incurred in connection with the raising of equity from private placement offerings.

      Dividend Rights

The holders of shares of Preferred Stock and Common Stock shall be entitled to receive, when, as and if declared by the Board of Directors of Foundation Capital, cash dividends at the following rates and in the following order of preference and priority:
(i)	Under the revised Articles of Incorporation, holders of shares of Preferred Stock, if issued, would be entitled to dividends as set forth by the Board of Directors at the time such issue is made;

(ii)	Holders of shares of Common Stock shall receive cash dividends at an amount periodically determined by the Board of Directors

Holders of shares of Excess Stock shall not be entitled to any dividends.

Holders of shares of Preferred Stock that was retired in 2003 received any cash dividends on a cumulative basis at a rate of seven and 25/100s percent (7.25 percent) of par value per share per annum.

Foundation Capital Resources, Inc.
Notes to Consolidated Financial Statements
December 31, 2003 and 2002

      Loans Receivable

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balances adjusted for any charge-offs, the allowance for loan losses, any deferred fees or costs on originated loans and unamortized premiums or discounts on loans collateralized by mortgage bonds. Interest income is reported on the interest method and includes amortization of net deferred loan fees over the loan term. Generally, loans are placed on nonaccrual status at ninety days past due and interest may be reversed and considered a loss, unless the loan is well secured and in the process of collection.

Discounts and premiums on loans collateralized by mortgage bonds are amortized to income using the interest method over the remaining period to contractual maturity.

Loans receivable primarily represent loans made by Foundation Capital to churches and affiliated entities and are generally secured by mortgages on the properties and/or bonds issued by the entity which are secured by the properties.

      Allowance for Loan Losses

The allowance for loan losses is based upon the risks inherent in the loan portfolio and is established through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

A loan is considered impaired when, based on current information and events, it is probable that Foundation Capital will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a case-by-case basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price or the fair value of the collateral if the loan is collateral dependent.

Loans not evaluated for impairment on an individual basis are collectively evaluated for impairment, and losses are estimated based on management's evaluation of the portfolio and considering other factors such as past due trends, historical charge-off ratios of entities with similar loan portfolio characteristics and other factors.

      Minority Interest

Foundation Capital was the sole general partner of the Limited Partnerships until the limited partners, Foundation Capital's Board of Directors and shareholders approved the merger of the Limited Partnerships

Foundation Capital Resources, Inc.
Notes to Consolidated Financial Statements
December 31, 2003 and 2002

into Foundation Capital effective December 31, 2003. The merger resulted in the dissolution of the Limited Partnerships with Foundation Capital as the surviving corporation. As of December 31, 2002, the Limited Partnerships were recorded as minority interest on Foundation Capital's balance sheet, since at that time, as the sole general partner, Foundation Capital effectively controlled the Limited Partnerships.

      Income Taxes

Effective with the year ended December 31, 2003, Foundation Capital elected to be treated as a real estate investment trust (REIT) under the provisions of the Internal Revenue Code and corresponding provisions of state law. The Company expects to operate in a manner that will enable it to continue to be treated as a REIT for income tax purposes. As such, no provision for income taxes has been made in the accompanying consolidated financial statements for 2003.

      Earnings Per Common Share

Earnings per common share have been computed based upon the weighted average common shares outstanding during each year. Because there are no potentially dilutive shares outstanding, diluted earnings per share is the same as basic earnings per share.

      Dividends Per Common Share

Dividends per common share have been calculated by dividing total dividends on common stock by the weighted average number of common shares outstanding during each year.

      Segment Information

Foundation Capital's principal business is making mortgage loans to churches and other nonprofit organizations. The lending operation is Foundation Capital's only reportable segment. The lending segment is principally engaged in the business of originating loans secured by mortgages on church properties and/or mortgage bonds issued by the borrower which are secured by the properties. These loans have been funded primarily through investments by former limited partners that are currently shareholders of Foundation Capital. Selected information is not presented separately for Foundation Capital's reportable segment, as there is no material difference between that information and the corresponding information in the consolidated financial statements.

      New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which was revised in December 2003. FIN 46 requires consolidation by the primary beneficiary of all variable interest entities. FIN 46 became effective immediately for investments in all variable interest entities acquired after February 1, 2003, and for previously held investments beginning with the first interim period beginning after June 15, 2003. On October 8, 2003, the FASB deferred the effective date of FIN 46 until the first quarter of 2004. The application of FIN 46 will not have a material impact on Foundation Capital's consolidated financial statements.

Note 2:          Securities

The amortized cost and approximate fair values of securities classified as held to maturity are as follows:

Foundation Capital Resources, Inc.
Notes to Consolidated Financial Statements
December 31, 2003 and 2002

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value

Mortgage bonds	$3,773,119	$122,081	$-	$3,895,200

	December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value

Mortgage bonds	$2,940,917	$343,143	$(2,726)	$3,281,334

Maturities of held-to-maturity debt investments at December 31, 2003:
	Amortized Cost	Approximate Fair Value

After one through five years	$9,473	$9,700
After five through ten years	162,700	187,200
After ten years	3,600,946	3,698,300
	$3,773,119	$3,895,200

Note 3:          Loans Receivable and Allowance for Loan Losses

Categories of loans at December 31 include:
	2003	2002

Mortgage loans	$65,075,947	$51,586,704
Bond collateralized loans	93,899,110	66,594,598
Construction loans	50,328,304	5,058,378
Other	190,742	502,386

Total loans	$209,494,103	$123,742,066

Less
Allowance for loan losses	500,304	336,283
Unamortized discounts	2,854,230	1,550,835
Deferred origination fees, net	652,366	295,186

	4,006,900	2,182,304

	$205,487,203	$121,559,762

Foundation Capital Resources, Inc.
Notes to Consolidated Financial Statements
December 31, 2003 and 2002

Activity in the allowance for loan losses is summarized as follows:
	2003	2002

Balance, beginning of year	$336,283	$336,283
Provision for loan losses	164,021	-

Balance, end of year	$500,304	$336,283

For the years ended December 31, 2003 and 2002, Foundation Capital did not have any loan charge-offs.

As of December 31, 2003 and 2002, the recorded investment in impaired loans approximated $2,584,000 and $4,171,000, respectively, all of which is subject to allowance for losses on loans. The average recorded investment in impaired loans during 2003 and 2002 was approximately $1,449,000 and $4,079,000, respectively. Interest of $216,524 and $347,208 was recognized on an accrual basis during 2003 and 2002, respectively. Interest income recognized on the cash basis was approximately $0 and $347,000 during 2003 and 2002, respectively.

At December 31, 2003 and 2002, accruing loans delinquent 90 days or more totaled $1,084,432 and $2,680,751, respectively. Nonaccruing loans at December 31, 2003 and 2002, were $1,500,000  and $1,490,266, respectively.

Note 4:          Debt Certificates

During 2003, Foundation Capital commenced a public offering of up to $55,000,000 of collateralized debt certificates with terms varying from three to ten years with interest at rates currently ranging from 4.35 percent to 6.20 percent. These debt certificates are collateralized by specific loans held in Foundation Capital's portfolio. As of December 31, 2003, debt certificate obligations totaling $271,000 were outstanding with the following maturities:
2006	$230,000
2008	36,000
2013	5,000
$271,000

Note 5:          Minority Interest and Merger of Limited Partnerships

The Limited Partnerships Minority Interest at December 31, 2002, represented the Limited Partnership interests of the Limited Partnerships. During 2003, the limited partners of the Limited Partnerships and Foundation Capital's Board of Directors and shareholders approved the merger of the Limited Partnerships with and into Foundation Capital with Foundation Capital as the surviving corporation. The merger was effective on December 31, 2003, and was consummated through the exchange of Foundation Capital common stock for all of the units in the Limited Partnerships at a rate of one share of Foundation Capital common stock for each unit. The assets and liabilities of the Limited Partnerships were transferred to Foundation Capital at their existing carrying values.

Prior to the merger, Foundation Capital was the general partner of each of the Limited Partnerships. The Limited Partnership agreements stated that the limited partners could not voluntarily withdraw from the partnerships and could not take part in the management of the business, transact business for the partnerships or have the power to sign for or bind the partnerships to any agreement or document, as these powers belonged only to the general partner. Additionally, the limited partners could sell their interests in the

Foundation Capital Resources, Inc.
Notes to Consolidated Financial Statements
December 31, 2003 and 2002

Limited Partnerships only with the general partner's permission. The Limited Partnership Minority Interest activity for 2003 and 2002 is summarized as follows:

Foundation Capital Partners I, LLLP
	2003	2002

Balance, beginning of year	$60,095,131	$47,227,315
Cash contributions	64,590,268	15,500,000
Reinvestment of preferred payments	-	4,199,031
Withdrawals	-	(6,329,746)
Exchange of limited partnership interests for common stock	(129,568,404)	-
Allocation of earnings (loss)	4,883,005	(501,469)

Balance, end of year	-	60,095,131

Foundation Capital Partners II, LLLP
	2003	2002

Balance, beginning of year	$71,557,764	$34,061,846
Cash contributions	10,361,000	34,255,000
Reinvestment of preferred payments	-	3,818,779
Exchange of limited partnership interests for common stock	(87,059,099)	-
Allocation of earnings (loss)	5,140,335	(577,861)

Balance, end of year	-	71,557,764

Limited partnership minority interest	$-	$131,652,895

Note 6:          Income Taxes

The provision for income taxes includes these components:
	2003	2002

Taxes currently payable	$-	$-

A reconciliation of income tax expense at the statutory rate to Foundation Capital's actual income tax expense is shown below:
	2003	2002

Computed at the statutory rate	$3,523,254	$2,352,101
Increase (decrease) resulting from
Limited partnership preferred payments and minority share of net income or loss taxable to limited partners	(3,408,169)	(2,358,926)
Payment of dividends to shareholders	(115,085)	-
Other	-	6,825

Actual tax expense	$-	$-

Foundation Capital Resources, Inc.
Notes to Consolidated Financial Statements
December 31, 2003 and 2002

Foundation Capital has elected to be treated as a REIT for federal income tax purposes beginning with the year ended December 31, 2003. As such, it generally will not be subject to federal income tax on the amount of its income or gain that is distributed as dividends to shareholders.

Note 7:          Management Services and Related Party Transactions

Foundation Capital does not have any employees and instead has contracted with an entity affiliated with certain of its shareholders to manage the operations of Foundation Capital. Foundation Capital recognized $1,972,839 and $1,334,796 of expense related to these arrangements during the years ended December 31, 2003 and 2002, respectively. Amounts due from the management company at December 31, 2003 and 2002, totaled $431,917 and $89,221, respectively.

The limited partnership interests described in Note 5 were primarily held by the Assemblies of God Financial Services Group or entities managed by Assemblies of God Financial Services Group (AGFSG). As discussed in Note 5, the limited partnership interests were exchanged for Foundation Capital common stock on December 31, 2003. Consequently, AGFSG or entities managed by AGFSG hold approximately 99.7 percent of Foundation Capital's common stock at December 31, 2003.

Foundation Capital has on occasion sold participation in loans originated by it to AGFSG. At December 31, 2003 and 2002, the balance of participation loans sold to AGSFG was $4,113,929 and $0, respectively.

Of the $271,000 in outstanding debt certificates discussed in Note 4, $121,000 was held by the chief executive officer and certain board members of Foundation Capital at December 31, 2003.

Note 8:          Disclosures About Fair Value of Financial Instruments

The following table presents estimated fair values of Foundation Capital's financial instruments. The fair values of certain of these instruments were calculated by discounting expected cash flows, which method involves significant judgments by management and uncertainties. Fair value is the estimated amount at which financial assets or liabilities could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Because no market exists for certain of these financial instruments and because management does not intend to sell these financial instruments, Foundation Capital does not know whether the fair values shown below represent values at which the respective financial instruments could be sold individually or in the aggregate.
	December 31, 2003		December 31, 2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$2,920,458	$2,920,458	$6,406,403	$6,406,403
Interest receivable	1,929,754	1,929,754	1,480,693	1,480,693
Loans receivable	205,487,203	205,758,116	121,559,762	123,859,000
Held-to-maturity securities	3,773,119	3,895,200	2,940,917	3,281,334

Financial liabilities
Debt certificates	$271,000	$271,000	$-	$-

Unrecognized financial instruments (net of contract amount)
Commitments to extend credit	-	-	-	-

Foundation Capital Resources, Inc.
Notes to Consolidated Financial Statements
December 31, 2003 and 2002

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

      Securities

The fair value of securities is estimated by discounting the future cash flows using the current rates at which similar securities could be purchased with similar credit rating and for the same remaining maturities.

      Debt Certificates

Rates currently available to Foundation Capital for debt with similar terms and remaining maturities are used to estimate fair value of the debt certificates.

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

Note 9:          Commitments and Credit Risk

      Commitments to Originate Loans

Commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer's creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the counterparty. Collateral held varies, but typically includes real estate owned by churches and nonprofit organizations.

Foundation Capital had outstanding commitments to originate loans aggregating approximately $58,264,000 and $15,280,000, all at fixed rates of interest, at December 31, 2003 and 2002, respectively. The commitments extended over varying periods of time with the majority to be disbursed within a one-year period.

Foundation Capital Resources, Inc.
Notes to Consolidated Financial Statements
December 31, 2003 and 2002

      Loans Receivable

Foundation Capital extends credit for real estate mortgage loans and bond collateralized loans primarily to churches and other nonprofit organizations. Foundation Capital evaluates creditworthiness on a case-by-case basis and generally requires collateral in the form of first mortgages on the related property, or that the bonds collateralizing the loans are secured by first mortgages on the related property. The loans are expected to be repaid from operations of and/or contributions to the borrowers. Foundation Capital also controls credit risk through regular evaluations and monitoring procedures.

At December 31, 2003, there was one loan that had a principal balance in excess of 5 percent of total assets. This loan comprised approximately 7 percent of total assets. At December 31, 2002, there were three outstanding loans that individually had principal balances in excess of 5 percent of total assets. Together these three loans comprised approximately 20 percent of total assets. These three loans are not interrelated and none exceeded 10 percent of total assets individually.

At December 31, 2003 and 2002, loans to borrowers in the state of California totaled approximately 27 percent and 22 percent, respectively, of the gross loan portfolio.

Note 10:          Earnings Per Share

Earnings (loss) per share was computed as follows:
	Year Ended December 31, 2003
	Income	Weighted Average Common Shares	Per Share Amount

Net income	$ 339,171
Basic and diluted earnings per share
Income allocable to common shareholders	$ 339,171	203,557	$ 1.67

	Year Ended December 31, 2002
	Loss	Weighted Average Common Shares	Per Share Amount

Net loss	$ (20,072)
Basic and diluted loss per share
Loss allocable to common shareholders	$ (20,072)	150,482	$ (0.13)

Note 11:          Significant Estimates and Concentrations

Accounting principles generally accepted in the United States of America require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Estimates related to the allowance for loan losses are reflected in Notes 1 and 3. Current vulnerabilities due to certain concentrations of credit risk are discussed in Note 9.

Independent Accountants' Report on
Financial Statement Schedules

Board of Directors
Foundation Capital Resources, Inc.
Jackson, Mississippi

In connection with our audits of the consolidated financial statements of Foundation Capital Resources, Inc. for each of the two years in the period ended December 31, 2003, we have also audited the following financial statement schedules. The financial statement schedules are the responsibility of Foundation Capital's management. Our responsibility is to express an opinion on the financial statement schedules based on our audits of the basic consolidated financial statements. These schedules are presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and are not a required part of the consolidated financial statements.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic Consolidated Financial Statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

/s/BKD, LLP

Springfield, Missouri
January 30, 2004

Foundation Capital Resources, Inc.
Mortgage Loans on Real Estate
December 31, 2003

Column A		Column B	Column C	Column D	Column E	Column F	Column G	Column H

Range of Carrying Amounts of Mortgages	Number of Loans	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgage	Carrying Amount of Mortgage	Principal Amount of Loans Delinquent

Mortgage loans
Less than $6,146,616 (3)	56	6.65 - 10.95%	Various	N/A	N/A	N/A	$42,745,523	$349,338
Loan in Rancho Cucamongo, CA	1	7.58	7/11/28	Level Pay	N/A	$9,926,427	9,926,427	-
Loan in Seattle, WA	1	7.95	12/1/04	Level Pay	N/A	$7,344,000	7,344,000	-
	58						60,015,950	349,338

Bond collateralized loans

Less than $6,146,616 (3)	79	5.52 - 9.26	Various	N/A	N/A	N/A	$70,152,608	$1,500,000
Loan in Surprise, AZ	1	7.57	Various	Level Pay	N/A	$8,698,854	8,698,854	-

Loan in Brooklyn, NY	1	7.45	Various	Level Pay	N/A	$15,047,648	15,047,648	-
	81						93,899,110	1,500,000

Construction loans
Less than $6,146,616 (3)	23	7.50 - 8.75	Various	Varying	N/A	N/A	36,346,163	735,094
Loan in Post Falls, IN	1	9.30	1/1/08	Varying	N/A	$7,766,715	7,766,715	-

Loan in Anaheim, CA	1	9.00	12/1/34	Varying	N/A	$10,426,464	10,426,464	-
	25						54,539,342	735,094

Other
Less than $6,146,616 (3)	6	7.50 - 9.25	Various	Varying	N/A	$1,039,702	1,039,701	-

Unamortized discount							(2,854,230)	-
Allowance for loan losses (2)							(500,304)	-
Deferred origination fees							(652,366)	-

	170						$205,487,203	$2,584,432

Foundation Capital Resources, Inc.
Mortgage Loans on Real Estate
December 31, 2003

Notes

(1) Reconciliation of the carrying amounts of loans
Balance at January 1, 2003		$121,559,762
Additions during 2003
Loan originations and purchases of bond collateralized loans	$40,818,885
Loan originations and purchases of mortgage loans	97,014,305
Accretion of discounts	534,983
		138,368,173
Deductions during 2003
Collections of principal	51,105,414
Provision for losses	164,021
Loans to foreclosed assets held for sale	3,257,006
Other	(85,709)
		54,440,732

		$205,487,203

(2)	The provision for losses is based on management's assessment of various factors.
(3)	$6,146,616 is 3 percent of the total amount of loans at December 31, 2003.
(4)	The geographic distribution of Foundation Capital's loan portfolio at December 31, 2003, is as follows:

State or Territory	Number of Loans	Carrying Amount

Arizona	20	$24,352,930
California	30	56,524,281
Colorado	6	12,142,543
Florida	11	9,187,901
Georgia	8	4,258,810
North Carolina	16	13,951,793
New Jersey	6	1,511,257
New York	6	17,933,445
Texas	13	12,701,571
Washington	20	17,157,223
Other states, less than 5 loans each	34	39,772,349
Subtotal		$209,494,103

Unamortized discount	-	(2,854,230)
Allowance for loan losses	-	(500,304)
Other	-	(652,366)

Total	170	$205,487,203

Foundation Capital Resources, Inc.
Mortgage Loans on Real Estate
December 31, 2002

Column A		Column B	Column C	Column D	Column E	Column F	Column G	Column H

Range of Carrying Amounts of Mortgages	Number of Loans	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgage	Carrying Amount of Mortgage	Principal Amount of Loans Delinquent

Mortgage loans

Less than $3,646,800 (3)	68	7.4 - 10.50%	Various	N/A	N/A	N/A	$44,242,704	$4,171,017
Loan in Seattle, WA	1	7.95	12/1/04	Level Pay	N/A	$7,344,000	7,344,000	-
	69						51,586,704	4,171,017

Bond collateralized loans

Less than $3,646,800 (3)	72	6.50 - 10.50	Various	N/A	N/A	N/A	46,240,526	-
Loan in Brooklyn, NY	3	7.25 - 8.30	Various	Level Pay	N/A	$11,654,072	11,654,072	-
Loan in Surprise, AZ	2	8.40 - 9.00	Various	Level Pay	N/A	$8,700,000	8,700,000	-
	77						66,594,598	-

Construction loans
Less than $3,646,800 (3)	4	7.50 - 8.75	Various	Varying	N/A	$5,058,623	5,058,378	-

Other
Less than $3,646,800 (3)	5	7.50 - 8.50	Various	Varying	N/A	$502,386	502,386	-

Unamortized discount							(1,550,835)	-
Allowance for loan losses (2)							(336,283)	-
Other							(295,186)	-

	155						$121,559,762	$4,171,017

Foundation Capital Resources, Inc.
Mortgage Loans on Real Estate
December 31, 2002

Notes

(1) Reconciliation of the carrying amounts of loans
Balance at January 1, 2002		$72,328,695
Additions during 2002
Loan originations and purchases of bond collateralized loans	$42,753,500
Loan originations and purchases of mortgage loans	36,179,601
Accretion of discounts	189,897
		79,122,998
Deductions during 2002
Collections of principal	29,943,216
Provision for losses	-
Other	(51,285)
		29,891,931

		$121,559,762

(2)	The provision for losses is based on management's assessment of various factors.
(3)	$3,646,800 is 3 percent of the total amount of loans at December 31, 2002.
(4)	The geographic distribution of Foundation Capital's loan portfolio at December 31, 2002, is as follows:

State or Territory	Number of Loans	Carrying Amount

Arizona	16	$17,538,146
California	25	26,733,450
Florida	10	4,454,109
North Carolina	16	9,405,133
New Jersey	7	2,737,670
Texas	10	3,933,558
Washington	36	22,541,445
Other states, less than 5 loans each	35	36,398,555
Subtotal		$123,742,066

Unamortized discount	-	(1,550,835)
Allowance for loan losses	-	(336,283)
Other	-	(295,186)

Total	155	$121,559,762

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.
ITEM 8A.	CONTROLS AND PROCEDURES

          We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on and as of the time of that evaluation, management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report, for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. Management, including our Chief Executive Officer and our Chief Financial Officer, also concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Foundation Capital required to be included in our periodic SEC filings. There was no change in Foundation Capital's internal control over financial reporting that occurred during the three months ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, Foundation Capital's internal control over financial reporting.

PART III
ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The Board of Directors is currently comprised of seven individuals whose terms of office expire in April 2004. Executive officers of Foundation Capital serve at the pleasure of the Board of Directors. All directors, with the exception of Mr. Braswell, are considered Independent Directors who are not employed by and have no direct affiliation with Foundation Capital. Mr. Clay Corvin resigned from the Board of Directors effective February 18, 2004. The following table sets forth certain information concerning the Board of Directors and executive officers of Foundation Capital.
Name	Age	Position	Year First Elected as a Director
A. J. Braswell P.O. Box 20749 St. Simons Island, Georgia 31522	62	President, Chief Executive Officer and Director	2000

Kenneth C. Bray P.O. Box 1569 Duluth, Georgia 30096	52	Independent Director	2000

Susan S. Eames 122 16th Avenue South Nashville, Tennessee 37212	57	Independent Director	2003

Dr. K. Milton Higgins 945 West Alamos Fresno, California 93705	67	Independent Director	2000

Name	Age	Position	Year First Elected as a Director
David B. Parker P.O. Box 12609 Oklahoma City, Oklahoma 73157	49	Independent Director	2003

James LeRoy Roberts 1812 Hunting Ridge Road Raleigh, North Carolina 27615	65	Independent Director	2000

Wayne Shirley 6201 104th Avenue, N.E. Kirkland, Washington 98033	60	Independent Director	2000

Bobby D. Ray 1430 Lelia Drive Jackson, Mississippi 39216	50	Senior Vice President, Chief Financial Officer and Treasurer

Douglas H. Veazey 1430 Lelia Drive Jackson, Mississippi 39216	56	Senior Vice President - Loan Servicing

Barry S. Winford 1430 Lelia Drive Jackson, Mississippi 39216	37	Senior Vice President

          Information regarding the business background and experience of Foundation Capital's directors and executive officers follows:

          A.J. Braswell serves as the President, Chief Executive Officer and a director of Foundation Capital. Mr. Braswell attended Augusta College and Southern Technical Institute and majored in electrical engineering technology. For approximately 12 years, Mr. Braswell worked in the area of telecommunications engineering technology for Western Electric and for Collins Radio Company. In 1975, Mr. Braswell acquired the predecessor of Reliance Trust Company. Thereafter, Mr. Braswell transformed Reliance Trust Company into a state-chartered bank and trust company specializing in (1) trust and fiduciary services to churches issuing bonds, (2) services to church loan funds, and (3) personal and corporate trusts, asset management and retirement plan administration. In 1996, Mr. Braswell sold his ownership interest in Reliance Trust Company. From 1996 to December 30, 2001, Mr. Braswell served as Managing Principal of Reliance Institutional Capital, Inc. (formerly known as Reliance Financial Corporation) in order to focus on maintaining its existing church and nonprofit business and on developing additional business for Reliance. Since December 30, 2001, Mr. Braswell has not been employed by Reliance or any of its Affiliates. Mr. Braswell is Chairman of the Board of the Christian Stewardship Association, and is a director of World Serve International and the former Secretary and Treasurer for the National Association of Church and Institutional Financing Organizations. Mr. Braswell also serves as the President, Chief Executive Officer and a principal of the Manager.

          Kenneth C. Bray serves as a director of Foundation Capital. Mr. Bray received a Bachelor of Arts degree in Accounting from the University of West Florida. Mr. Bray is a certified public accountant, has been an auditor with the Internal Revenue Service and was a senior partner in Bray, Marsh & McConnell, P.C., an accounting firm. Mr. Bray became the Chief Executive Officer of Brayson Homes, Inc. on May 1, 2000.

          Susan S. Eames serves as a director of Foundation Capital. Ms. Eames received a Bachelor of Science degree in Business Administration from Regis College. From 1986 to 1990, Ms. Eames was Regional Manager for

Team Resources, Inc., and provided executive search and selection counsel to not-for-profit organizations and Christian ministries, as well as to for-profit companies. In 1990, Ms. Eames founded The Cedarwood Group, an executive recruiting and placement firm that serves publishing companies, faith-based entities and educational institutions.  Ms. Eames currently serves as President of The Cedarwood Group. Ms. Eames is a member of the Board of Directors of Christianity Today International and the Christian Stewardship Association.

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

          David B. Parker serves as a director of Foundation Capital. Mr. Parker received a Bachelor of Science degree in Computer Science with a minor in Business from the University of Central Oklahoma. Since 1996, Mr. Parker has served as Vice President of the Extension Loan Fund, Inc. of the International Pentecostal Holiness Church. He is directly responsible for management of investments, loan activities, and investor activities. Mr. Parker has also served as a Secretary and Treasurer for his church and as a member of the Planning and Budgetary Committee of the International Pentecostal Holiness Church.

          James LeRoy Roberts serves as a director of Foundation Capital. Mr. Roberts received a Bachelor of Arts degree from Southwest Missouri State University. Mr. Roberts has served two terms as President of the National Association of Church and Institutional Financing Organization, Inc., and has participated in the placement of over $300 million in church loans. From 1979 until 2002, Mr. Roberts was the President of American Funding, Inc., a North Carolina corporation engaged in the business of underwriting church bond offerings. Mr. Roberts has been a frequent lecturer, speaker and workshop facilitator at church finance and building conferences.

          Wayne Shirley serves as a director of Foundation Capital. Mr. Shirley attended Northwest College and Southern California College. Since 1975, Mr. Shirley has worked in the areas of real estate sales and mortgage insurance. Mr. Shirley is currently Vice President and sales manager for Home Mortgage Corporation. Prior to joining Home Mortgage, Mr. Shirley was a Vice President and sales manager for Washington Mutual Bank where he began working in 1992. Mr. Shirley has also worked with Freddie Mac as an account manager where he marketed loan products and Freddie Mac purchase certificates to banks, savings and loans and mortgage companies in the northwest and Northern California. Mr. Shirley is currently the Secretary of the Northwest College Foundation Board and is a member of the Board of Directors of Foundation Ministries Loan Fund.

          Bobby D. Ray serves as Senior Vice President, Chief Financial Officer and Treasurer of Foundation Capital and joined Foundation Capital in 2002. Mr. Ray received a Bachelor of Science degree in Accounting from Mississippi State University. From 1995 to 2002, Mr. Ray served as director of Accounting for SkyTel Communications, Inc. Mr. Ray is a member of the American Institute of Certified Public Accountants and the Mississippi Society of Certified Public Accountants.

          Douglas H. Veazey serves as Senior Vice President--Loan Servicing of Foundation Capital and joined Foundation Capital in 2002. Mr. Veazey received a Bachelor of Science degree from Mississippi State University. Prior to joining Foundation Capital, Mr. Veazey was a Financial Services Representative for Cendant Mortgage Corporation where he was responsible for mortgage loan originations. From 2000 to 2002, Mr. Veazey was Director of Finance for the Mississippi Commission For International Cultural Exchange, Inc., where his responsibilities included accounting, budget, personnel and payroll issues and internal and external reporting. From 1992 to 1999, Mr. Veazey was Chief Financial Officer of First American National Bank - Mortgage Division.

          Barry S. Winford serves as Senior Vice President of Foundation Capital and joined Foundation Capital in 2000. Mr. Winford received a Bachelor of Business Administration degree from Mississippi State University. Mr. Winford has worked in the field of real estate finance since 1992 as a Commercial Real Estate Lender with Deposit B Guaranty National Bank in Jackson, Mississippi and Compass Bancshares headquartered in Birmingham, Alabama. From 1996 to 2000, Mr. Winford served as a Commercial Mortgage Banker for Capital Advisors based in Charlotte,

North Carolina. Mr. Winford is currently the Vice President of the Manager. Mr. Winford is also a member of the Board of Battlefield Park Children's Foundation.

Committees of the Board of Directors

          Audit Committee. The Board has established an Audit Committee that currently is comprised of Kenneth C. Bray, Chairman, and K. Milton Higgins, both of whom are "independent" as defined by Rule 4200(a)(15) of the National Association of Securities Dealers. The Audit Committee engages the independent public accountants, reviews with the independent public accountants the results of the audit, approves professional services provided by the independent public accountants, reviews the independence of the independent public accountants, considers the range of audit and non-audit fees, reviews the adequacy of Foundation Capital's internal accounting controls, monitors management's efforts to correct deficiencies described in an audit and communicates risk management concerns to the Board of Directors. The Board of Directors has determined that Mr. Bray qualifies as an audit committee financial expert as defined by the SEC.

          Executive Committee. The Board has established an Executive Committee consisting of three directors, including two independent directors. The Executive Committee is comprised of A.J. Braswell, Chairman, Kenneth C. Bray and Susan Eames. The Executive Committee acquires, disposes of and finances investments for Foundation Capital, executes contracts and agreements, including those related to the lending of money by Foundation Capital, establishes or approves policies and procedures required for the daily operation of Foundation Capital, monitors the status of all threatened or pending litigation, coordinates the work of all other committees of the Board of Directors and generally exercises all other powers of the Board of Directors, except as prohibited by law.

          Credit Committee. The Board has established a Credit Committee consisting of four directors, including three independent directors. The Credit Committee is comprised of A.J. Braswell, Chairman, James LeRoy Roberts, David B. Parker and Wayne Shirley. The Credit Committee reviews Foundation Capital's lending policies and monitors compliance with such policies, verifies that management follows appropriate procedures to recognize adverse lending trends and takes corrective actions to maintain an adequate allowance for loan losses, determines that risk controls are in place governing compliance with loan related, or other applicable, laws and regulations, evaluates credit applications and assists with credit decisions to the extent that proposed loans exceed the approval level of Foundation Capital's officers established by Foundation Capital's policies and procedures.

          Administrative Committees. In addition to Board Committees, administrative committees may be established from time to time in accordance with Foundation Capital's policies and procedures. Administrative committees shall administer the business of Foundation Capital and carry out the policies of the Board of Directors. Administrative committees shall consist of members of the Board of Directors and officers of Foundation Capital and such other individuals as the Board of Directors shall determine.

Meetings of Directors

          The Board of Directors meets on a semi-annual basis to review the performance of Foundation Capital, its borrowings and other matters.

Section 16(a) Beneficial Ownership Reporting Compliance

          Directors, executive officers and greater than ten percent shareholders are not subject to Section 16 of the Securities Exchange Act of 1934 with respect to Foundation Capital Common Stock.

Code of Ethics

         Foundation Capital's Board of Directors meets semi-annually. Foundation Capital has not yet adopted a code of ethics that applies to its principal executive officer and senior financial officers. However, the Board of Directors is scheduled to consider and vote upon such a code of ethics at its upcoming meeting in April, 2004.

ITEM 10.	EXECUTIVE COMPENSATION

          Foundation Capital's executive officers do not receive compensation from Foundation Capital. However, Foundation Capital's Chief Executive Officer directly owns 67 percent of the Manager. The Manager receives management fees under the terms of its Management Agreement with Foundation Capital. See "Item 12-Certain Relationships and Related Transactions."

Compensation of Directors

          During 2003, Foundation Capital paid $500 to its Board members for each Board meeting they attended. In addition, Foundation Capital reimburses members of the Board of Directors for travel expenses incurred in connection with their activities on behalf of Foundation Capital.
ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

          Foundation Capital does not have any equity compensation plans.

          The following table provides information concerning beneficial ownership of our Common Stock as of December 31, 2003, by:
•	each shareholder that we know owns more than five percent of our outstanding Common Stock;
•	each of our named executive officers;
•	each of our current directors; and
•	all of our current directors and executive officers as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership Of Common Stock	Percent of Class (1)

A. J. Braswell	3,282.60 (2)	*
P.O. Box 20749
St. Simons Island, Georgia 31522

Kenneth C. Bray	123.62 (3)	*
P.O. Box 1569
Duluth, Georgia 30096

Susan S. Eames	-	*
122 16th Avenue South
Nashville, Tennessee 37212

Dr. K. Milton Higgins	2,727.91 (4)	*
945 West Alamos
Fresno, California 93705

David B. Parker	-	*
P.O. Box 12609
Oklahoma City, Oklahoma 73157

James LeRoy Roberts	3,107.96 (5)	*
1812 Hunting Ridge Road
Raleigh, North Carolina 27615

Wayne Shirley	11.39 (6)	*
6201 104th Avenue, N.E.
Kirkland, Washington 98033

Bobby D. Ray	596.95 (7)	*
1430 Lelia Drive
Jackson, Mississippi 39216

Douglas H. Veazey	596.95 (7)	*
1430 Lelia Drive
Jackson, Mississippi 39216

Barry S. Winford	625.52 (7)(8)	*
1430 Lelia Drive
Jackson, Mississippi 39216

Assemblies of God Loan Fund (9)	31,837.85	*

Assemblies of God Financial Services Group (9)	31,837.85	*

Assemblies of God Foundation (9)	31,837.85	*

Ministers Benefit Association (9)	8,685,953.65	39.82%

Foundation Ministries Loan Fund (9)	12,956,840.46	59.40%

All directors and executive officers as a group (10 persons)	11,072.89	*
___________________________
*	Indicates less than one percent ownership.
(1)

For purposes of calculating the percentage beneficially owned, the number of shares of Common Stock deemed outstanding consists of 21,812,576.1 shares. Beneficial ownership is determined in accordance with the rules of the U.S. Securities and Exchange Commission that deem shares to be beneficially owned by any person or group who has or shares voting or investment power with respect to such shares.

(2)

Includes 87.72 shares of Foundation Capital's Common Stock owned by Mr. Braswell and 596.95 shares of Foundation Capital's Common Stock held by the Manager. Mr. Braswell, as an officer of the Manager, may be deemed to beneficially own the Manager's shares. Does not include 22.82 shares of Foundation Capital's Common Stock held by Mr. Braswell's wife, Phyllis Braswell.

(3)	Does not include 123.62 shares of Foundation Capital's Common Stock held by Mr. Bray's wife, Cynthia B. Bray.
(4)

Includes 227.91 shares of Foundation Capital's Common Stock owned by Dr. Higgins and 2,500 shares of Foundation Capital's Common Stock held by California Baptist Foundation. Dr. Higgins, as an officer of the California Baptist Foundation, may be deemed to beneficially own California Baptist's shares. Does not include 227.91 shares of Foundation Capital's Common Stock held by Dr. Higgins' wife, Jarrene Higgins.

(5)	Does not include 3,107.96 shares of Foundation Capital's Common Stock held by Mr. Roberts' wife, Jeanine Roberts.
(6)	Does not include 11.39 shares of Foundation Capital's Common Stock held by Mr. Shirley's wife, Sheri Shirley.
(7)

Includes 596.95 shares of Foundation Capital's Common Stock held by the Manager. Mr. Ray, Mr. Veazey and Mr. Winford, as officers of the Manager, may be deemed to beneficially own the Manager's shares.

(8)

Includes 28.58 shares of Foundation Capital's Common Stock owned by Mr. Winford. Does not include 28.48 shares of Foundation Capital's Common Stock held by Mr. Winford's wife, Christine Winford, or 28.48 shares of Foundation Capital's Common Stock held by each of Mr. Winford's daughters, Aiden Winford and Brittan Winford.

(9)	The address for all of these entities is 1661 North Boonville Avenue Suite B, Springfield, MO 65803.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Mr. A.J. Braswell, the President and Chief Executive Officer and a director of Foundation Capital, directly owns 67 percent of the Manager, which owns 90 percent of Rives Leavell & Company, Inc. (the "Underwriter").

          The Manager receives a monthly management fee based upon "Average Invested Assets" (as defined in the Management Agreement) comprised of one-twelfth of 0.3 percent of cash and cash equivalents, plus one-twelfth of 1.25 percent of Average Invested Assets greater than or equal to $100 million. From January 1, 2002 through December 31, 2003, the Manager received management fees totaling $3,307,634.

          Under the Management Agreement, the Manager is to reimburse Foundation Capital to the extent that the total Operating Expenses (defined in the Management Agreement and including the Management Fee) paid during the previous calendar year exceed the greater of (1) two percent of the Average Invested Assets of Foundation Capital for that calendar year, or (2) twenty-five percent of the net income of Foundation Capital for such calendar year, and to the extent that the Board of Directors determines such reimbursement is justified. If Operating Expenses of Foundation Capital are less than the two percent and twenty-five percent limitations described above in any subsequent calendar year, Foundation Capital is to pay back to the Manager the earlier amount reimbursed by the Manager, to the extent that the payment plus the Operating Expenses for that year do not exceed the two percent and twenty-five percent limitations described above, and as long as a majority of the Independent Directors determine that the payment will not create cash flow or dividend challenges for Foundation Capital.

          Foundation Capital will pay the Underwriter commissions based on the gross amount of the debt certificates it sells on Foundation Capital's behalf in Foundation Capital's debt certificate offering. During 2003 and through February 29, 2004, Foundation Capital paid $39,480 in commissions to the Underwriter in connection with this offering.

          AGFSG beneficially owns approximately 99.7 percent of Foundation Capital's Common Stock. From time to time loans are referred to Foundation Capital by AGFSG. Total referral fees paid to AGFSG and affiliates by Foundation Capital in connection with loan referrals in 2003 totaled $116,333 and in 2002 totaled $23,100.

          In approving any transaction or series of transactions between Foundation Capital and a direct or indirect owner or an Affiliate, a majority of the Board of Directors not otherwise interested in such a transaction, including a majority of the Independent Directors, must determine that the transaction is fair, competitive, and commercially reasonable and no less favorable to Foundation Capital than transactions between unaffiliated parties under the same circumstances.

          Foundation Capital anticipates that certain broker-dealers, denominational entities and others referring loans to Foundation Capital may also invest in Foundation Capital's capital stock. Such persons or institutions may also sell loans to Foundation Capital, underwrite mortgage bonds which serve as security for loans made by Foundation Capital, or underwrite mortgage bonds which are purchased by Foundation Capital.

          Some of our investments are based upon referrals from organizations that may have board members who are executive officers or directors of Foundation Capital.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

          (a)          Exhibits

          The following is a list of exhibits filed as part of this Annual Report on Form 10-KSB.
Exhibit Number	Description
3.1*	Third Amended and Restated Articles of Incorporation of Foundation Capital
3.2#	Bylaws of Foundation Capital
4.1#	Second Amended and Restated Indenture between Foundation Capital and Reliance Trust Company
4.2*	First Amendment to Second Amended and Restated Indenture between Foundation Capital and Reliance Trust Company
10.1#	Proceeds Escrow Agreement
10.2#	Amended and Restated REIT Management Agreement between Foundation Capital and One Capital Advisors, LLC
10.3†	Form of Collateral Assignment Agreement
10.4#	Termination of Loan Servicing Agreement
24.1	Powers of Attorney
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350
__________________
†	Incorporated herein by reference to Foundation Capital's Registration Statement on Form S-11 (Commission File No. 333-81298).
#	Incorporated herein by reference to Foundation Capital's Registration Statement on Form S-11 (Commission File No. 333-105923)
*	Incorporated herein by reference to Post-effective Amendment No. 1 to Foundation Capital's Registration Statement on Form S-11 (Commission File No. 333-105923)

          (b)          Reports on Form 8-K

          No reports on Form 8-K were filed during the last quarter of the period covered by this Annual Report.

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees of BKD, LLP

          The aggregate fees billed by BKD, LLP to Foundation Capital and its subsidiaries for the years ended December 31, 2003 and December 31, 2002 are as follows:

	2003	2002
Audit Fees (1)	$54,375	$34,570
Audit-Related Fees (2)	16,025	15,900
Tax Fees (3)	26,655	12,325
All Other Fees	-	-

(1)	Audit services consist of the annual audit, reviews of quarterly Form 10-QSB reports and related consultations.

(2)	Audit-related fees consist principally of other regulatory filings including registration statements, amendments thereto, and consultations on accounting matters.

(3)	Permissible tax services include tax compliance, tax planning and tax advice that do not impair the independence of the auditors

Audit Committee Pre-Approval Policies

          It has been the practice of Foundation Capital for all services provided by BKD, LLP to be approved in advance by the audit committee of the Board of Directors. It is anticipated that the audit committee will adopt a policy to provide pre-approval of certain services that may be provided by the auditors in the future.

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, Foundation Capital has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOUNDATION CAPITAL RESOURCES, INC.

By:	/s/ A.J. Braswell
A.J. Braswell, President and Chief Executive Officer

Date:  March 29, 2004

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Foundation Capital and in the capacities and on the dates indicated.
Signature		Title	Date

/s/ A.J. Braswell A.J. Braswell		President, Chief Executive Officer (Principal Executive Officer) and Director	March 29, 2004

/s/ Bobby D. Ray Bobby D. Ray		Chief Financial Officer (Principal Financial Officer )	March 29, 2004

/s/ James LeRoy Roberts* James LeRoy Roberts		Director	March 29, 2004

/s/ Wayne Shirley* Wayne Shirley		Director	March 29, 2004

Kenneth C. Bray		Director	March __, 2004

/s/ K. Milton Higgins* K. Milton Higgins		Director	March 29, 2004

/s/ Susan Eames* Susan Eames		Director	March 29, 2004

/s/ David B. Parker* David B. Parker		Director	March 29, 2004

*By:	/s/ Bobby D. Ray Bobby D. Ray, Attorney-in-Fact	Director	March 29, 2004

EXHIBIT INDEX
Exhibit Number	Description
3.1*	Third Amended and Restated Articles of Incorporation of Foundation Capital
3.2#	Bylaws of Foundation Capital
4.1#	Second Amended and Restated Indenture between Foundation Capital and Reliance Trust Company
4.2*	First Amendment to Second Amended and Restated Indenture between Foundation Capital and Reliance Trust Company
10.1#	Proceeds Escrow Agreement
10.2#	Amended and Restated REIT Management Agreement between Foundation Capital and One Capital Advisors, LLC
10.3†	Form of Collateral Assignment Agreement
10.4#	Termination of Loan Servicing Agreement
24.1	Powers of Attorney
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350
______________________
†	Incorporated herein by reference to Foundation Capital's Registration Statement on Form S-11 (Commission File No. 333-81298).
#	Incorporated herein by reference to Foundation Capital's Registration Statement on Form S-11 (Commission File No. 333-105923)
*	Incorporated herein by reference to Post-effective Amendment No. 1 to Foundation Capital's Registration Statement on Form S-11 (Commission File No. 333-105923)