Form 10QSB
period 2004-03-31
FOUNDATION CAPITAL RESOURCES INC
filed 2004-05-12
CIK 1126506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004.

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

1430 Lelia Drive, Jackson, Mississippi 39216
(Address of Principal Executive Offices)

(601) 321-1800
(Issuer's Telephone Number, Including Area Code)

__________________________________

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒   NO ☐

The number of shares outstanding of the issuer's common stock at May 4, 2004, was 24,348,379.6 shares.

Transitional Small Business Disclosure Format (check one):  YES ☐   NO ☒

FORWARD-LOOKING STATEMENTS

          This Form 10-QSB contains certain forward-looking statements related to our future results, including certain projections and statements concerning business trends. Assumptions relating to forward-looking statements involve judgments with respect to, among other things, future economic, competitive and market conditions, future business decisions, the financial services industry and Foundation Capital Resources, Inc. itself, all of which are difficult or impossible to predict accurately and many of which are beyond our control. When used in this Form 10-QSB, the words "estimate," "project," "intend," "believe," "anticipate," "judgment," "forecast," "intend," "is likely," "plan," "predict" and "expect" and similar expressions are intended to identify forward-looking statements. We believe that assumptions underlying the forward-looking statements are reasonable; however, any of the assumptions could prove inaccurate, and we may not realize the results contemplated by the forward-looking statements. Management decisions are subjective in many respects and susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our business strategy or capital expenditure plans that may, in turn, affect our financial position or results of operations. In light of the significant uncertainties inherent in the forward-looking information included in this Form 10-QSB, you should not regard the inclusion of such information as our representation that we will achieve any strategy, objectives or other plans. The forward-looking statements contained in this Form 10-QSB speak only as of the date of this Form 10-QSB, and we disclaim any obligation to update publicly or revise any of these forward-looking statements.

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

PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements

Foundation Capital Resources, Inc.
Consolidated Balance Sheets
March 31, 2004 and December 31, 2003
	March 31, 2004 (Unaudited)	December 31, 2003
Assets
Cash and cash equivalents	$1,199,451	$2,920,458
Due from affiliates	151,005	431,917
Interest receivable	3,063,701	1,929,754
Loans receivable, net of allowance for loan losses and unamortized discounts of $4,048,353 and $3,354,534 at March 31, 2004 and December 31, 2003, respectively	217,406,457	205,487,203
Held-to-maturity securities	3,773,974	3,773,119
Foreclosed assets held for sale, net	3,257,006	3,257,006
Deferred debt offering costs	777,201	766,823
Other	108,935	82,953

Total assets	$229,737,730	$218,649,233

Liabilities and Shareholders' Equity

Liabilities
Due to affiliates	$1,673	$171,144
Accounts payable and accrued expenses	107,261	241,328
Debt certificates	3,975,000	271,000

Total liabilities	4,083,934	683,472

Shareholders' Equity
Common stock; $10 par value; authorized 50,000,000 shares; issued and outstanding March 31, 2004 - 22,581,379.6 shares, December 31, 2003 - 21,812,576.1 shares.	225,813,796	218,125,761
Additional paid-in capital (deficit)	(160,000)	(160,000)
Retained earnings	-	-

Total shareholders' equity	225,653,796	217,965,761

Total liabilities and shareholders' equity	$229,737,730	$218,649,233

See Notes to Consolidated Financial Statements

Foundation Capital Resources, Inc.
Consolidated Statements of Income
For the Three Months Ended March 31, 2004 and 2003
(Unaudited)
	2004	2003

Interest Income
Loans	$4,064,472	$2,507,849
Held-to-maturity securities	83,394	97,585
Deposits with banks	20,392	18,603
Total interest income	4,168,258	2,624,037

Interest Expense
Debt certificates	30,275	-

Net Interest Income	4,137,983	2,624,037

Provision for Loan Losses	-	3,825

Net Interest Income After Provision for Loan Losses	4,137,983	2,620,212

Other Income	42,297	123
	4,180,280	2,620,335
Other Expenses	683,872	434,037

Income Before Minority Interest	3,496,408	2,186,298

Minority Interest	-	2,149,581

Net Income	$3,496,408	$36,717

Basic and Diluted Earnings per Common Share	$0.15	$0.26

Dividends Declared and Paid per Common Share	$0.15	$0.15

See Notes to Consolidated Financial Statements

Foundation Capital Resources, Inc.
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2004 and 2003
(Unaudited)
	2004	2003
Operating Activities
Net income	$3,496,408	$36,717
Items not requiring (providing) cash
Provision for loan losses	-	3,825
Accretion of discounts on loans	(140,141)	(105,296)
Accretion of discounts on held-to-maturity securities	(855)	(781)
Amortization of deferred loan origination fees	(34,540)	(14,411)
Amortization of debt offering expense	45,372	-
Changes in
Due from affiliates	111,441	(3,851)
Interest receivable	(1,133,948)	(525,728)
Other assets	(25,981)	27,268
Accounts payable and accrued expenses	(134,056)	(129,902)

Net cash provided by (used in) operating activities	2,183,700	(712,159)

Investing Activities
Origination and purchase of loans	(40,767,315)	(14,641,320)
Proceeds from principal payments on loans	25,179,467	12,893,737
Proceeds from sale of mortgage loans	3,843,274	4,459,136
Purchases of held-to-maturity securities	-	(845,019)

Net cash provided by (used in) investing activities	(11,744,574)	1,866,534

Financing Activities
Proceeds from issuance of common stock	4,200,000	-
Proceeds from issuance of debt certificates	3,704,000	-
Payments for retirement of preferred stock	-	(2,000)
Payment of costs related to issuance of debt certificates	(55,750)	-
Dividends paid	(8,383)	(910)
Increase in minority interest	-	2,157,513

Net cash provided by financing activities	7,839,867	2,154,603

Increase (Decrease) in Cash and Cash Equivalents	(1,721,007)	3,308,978

Cash and Cash Equivalents, Beginning of Period	2,920,458	6,406,403

Cash and Cash Equivalents, End of Period	$1,199,451	$9,715,381

Supplemental Cash Flows Information
Dividends reinvested in common stock	$3,488,036	$21,661
Dividends declared not paid	$8,372	$804

See Notes to Consolidated Financial Statements

Foundation Capital Resources, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1: Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Foundation Capital Resources, Inc. ("Foundation Capital") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. The financial statements presented herein reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of Foundation Capital for the periods presented. Those adjustments consist only of normal recurring adjustments. Operating results for the three months ended March 31, 2004 is not necessarily indicative of the results that may be expected for the full year.

Certain information and note disclosures normally included in Foundation Capital's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Foundation Capital's Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission.

    Nature of Operations

Foundation Capital was formed as a Georgia corporation to invest primarily in the work of churches and other nonprofit organizations by making mortgage loans to such entities and to acquire indebtedness secured by mortgages issued by such entities. Foundation Capital filed as a real estate investment trust (REIT) for its fiscal year ended December 31, 2003, under the requirements of the Internal Revenue Code of 1986, as amended, and is treated as a REIT for tax purposes beginning with the year ended December 31, 2003.

    Principles of Consolidation

The 2003 financial statements include the accounts of Foundation Capital Partners I, LLLP and Foundation Capital Partners II, LLLP, (collectively, the "Limited Partnerships"), which were merged into Foundation Capital effective December 31, 2003, through an exchange of common stock for the respective limited partnership interests as discussed in Note 4. All significant inter-entity accounts and transactions were eliminated in consolidation.

    Minority Interest

As of March 31, 2003, the Limited Partnerships were recorded as minority interest on Foundation Capital's consolidated statement of income because, as the sole general partner, Foundation Capital effectively controlled the Limited Partnerships.

Note 2: Earnings Per Share

Earnings per share were computed as follows:
	Three Months Ended March 31, 2004
	Income	Weighted Average Common Shares	Per Share Amount

Net income	$3,496,408

Basic and diluted earnings per share
Income allocable to common shareholders	$3,496,408	23,083,873.1	$0.15

	Three Months Ended March 31, 2003
	Income	Weighted Average Common Shares		Per Share Amount

Net income	$36,717

Basic and diluted earnings per share
Income allocable to common shareholders	$36,717	140,843.3	$	..26

Note 3: Debt Certificates

During 2003, Foundation Capital commenced a public offering of up to $55,000,000 of collateralized debt certificates with terms varying from three to ten years with interest rates currently ranging from 4.35 percent to 6.20 percent. These debt certificates are collateralized by specific loans held in Foundation Capital's portfolio. As of March 31, 2004, debt certificate obligations totaling $3,975,000 were outstanding with the following maturities:
2006	$3,685,000
2008	116,000
2010	66,000
2013	108,000
$3,975,000

Note 4:          Minority Interest and Merger of Limited Partnerships

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

Prior to the merger, Foundation Capital was the general partner of each of the Limited Partnerships. The Limited Partnership agreements stated that the limited partners could not voluntarily withdraw from the partnerships and could not take part in the management of the business, transact business for the partnerships or have the power to sign for or bind the partnerships to any agreement or document, as these powers belonged only to the general partner. Additionally, the limited partners could sell their interests in the Limited Partnerships only with the general partner's permission.

Item 2.          Management's Discussion and Analysis or Plan of Operation

The following Management's Discussion and Analysis or Plan of Operation includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See "Forward-Looking Statements" at the beginning of this Form 10-QSB.

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

          Foundation Capital elected to file as a real estate investment trust ("REIT") under the requirements of the Internal Revenue Code of 1986, as amended, and will be treated as a REIT for tax purposes beginning with the year ended December 31, 2003. As a REIT, Foundation Capital is not subject to federal income taxes on our earnings since we are permitted to deduct dividend distributions to our shareholders. To qualify as a REIT, we must distribute at least 90 percent of our taxable income to our shareholders and comply with various other requirements prescribed by the Internal Revenue Code.

Critical Accounting Policies

          This Management's Discussion and Analysis or Plan of Operation is based upon Foundation Capital's consolidated financial statements and the notes thereto, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. On an on-going basis, management evaluates its estimates and judgments.

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

          Foundation Capital has identified the following critical accounting policies and significant estimates and judgments as critical to its business operations and the understanding of its results of operations. For a detailed discussion on the application of these significant estimates and judgments and our accounting policies, also see Note 1 of the Consolidated Financial Statements included in Foundation Capital's Annual Report on Form 10-KSB for the year ended December 31, 2003.

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

          The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated values of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

          The above listing is not intended to be a comprehensive list of all of our estimates and judgments or accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. Please refer to audited consolidated financial statements and notes thereto in our Annual Report on Form 10-KSB for the year ended December 31, 2003, which contain accounting policies and other disclosures required by accounting principles generally accepted in the United States of America.

Financial Condition

          Loans Receivable, Net
	March 31, 2004	December 31, 2003	Change	Percent Change
Loans Receivable, Net	$217,406,457	$205,487,203	$11,919,254	5.8%

          The increase in loans outstanding, net, during the first three months of 2004 was primarily funded by the usage of approximately $1,700,000 in cash and cash equivalents, the sale of approximately $3,700,000 in debt certificates, and an increase in common stock outstanding of approximately $8,000,000 ($4,200,000 of that increase being new investments by existing shareholders, and $3,500,000 being the reinvestment of dividends paid during the first quarter.)

          Allowance for Loan Losses and Unamortized Discounts
	March 31, 2004	December 31, 2003	Change	Percent Change
Allowance for Loan Losses and Unamortized Discounts	$4,048,353	$3,354,534	$693,819	20.7%

          The increase in allowance for loan losses and unamortized discounts during the first three months of 2004 was due to a $693,819 increase in unamortized discounts. Foundation Capital has not recognized any charge-offs on loans since it began business in June 2000.

          Loans and Foreclosed Assets Held for Sale

          In November 2000, Foundation Capital made a loan to a church totaling approximately $2,500,000 to refinance its then-current indebtedness and to fund a development project for future growth. The loan remained current and the borrower was performing as agreed until mid-2001, when the church became delinquent in its loan payments. In January 2003, following a period of discussions and negotiations, Foundation Capital sent a default notice to the church and default proceedings began. Also in January 2003, the church involved in this matter voted to dissolve. In March 2003, Foundation Capital foreclosed on the property. The property is currently leased to a different church and related school under a one-year lease pursuant to which Foundation Capital collects monthly rent of $14,000. This provides Foundation Capital with revenue in an annual amount of approximately 6.20 percent of the recorded asset value of the property. Discussions with potential new owners of the property are continuing both as to the ultimate sale of the property as well as to continue the lease of the property for an additional year. The property is recorded on the balance sheet at March 31, 2004, as foreclosed assets held for sale, net, in the amount of $2,712,597.

          In November 2001, Foundation Capital made a land acquisition loan to a church in the amount of approximately $517,000. In January 2003, the church became delinquent in its loan payments. In October 2003, following a period of discussions and negotiations, Foundation Capital foreclosed on the property, at a price of $570,000, covering principal, interest, late fees and other expenses. At this time, Foundation Capital believes that the property has a resale value that will ultimately make it unlikely that Foundation Capital will recognize any loss, due to the projected low loan-to-value percentage (57 percent), and the proximity of the property to other commercial developments. The property is recorded on the balance sheet at March 31, 2004, as foreclosed assets held for sale, net, in the amount of $544,409.

          In July 2003, Foundation Capital made a permanent loan to a church in the amount of $350,000. As of March 31, 2004, the church was seven months behind in its payments. The March 31, 2004 outstanding loan balance of $349,338 is identified as delinquent and non-accruing and is recorded on the balance sheet in loans receivable, net. On April 6, 2004, following a period of discussions and negotiations, Foundation Capital foreclosed on the property. Foundation Capital believes at this time that the property has a resale value which will minimize any resulting loss in excess of the carrying amount of the loan.

          In July 2001, Foundation Capital made a bond collateralized loan in the amount of $1,500,000 in connection with the construction of a new student dormitory at a church seminary. The building was completed and students occupied the building. Soon thereafter, several students became ill with various upper-respiratory symptoms attributed to toxic mold. The students were removed from the facility and a lawsuit was filed against the contractor and subcontractors by the church seminary. The church seminary has been unable to meet its debt obligation to Foundation Capital due to the loss of revenue associated with dormitory rent plus the added expense it has incurred for subsidizing off-campus housing for its students. Reliance Trust Company, acting as trustee, has had extensive discussions with the church seminary and its attorneys, and has hired legal counsel to represent the bond holders in a foreclosure action. During the foreclosure proceedings the Church filed a counterclaim against the Trustee. As a result, it is anticipated to be a year or longer before the foreclosure action will be settled. The March 31, 2004 outstanding loan balance of $1,500,000 is identified as delinquent and non-accruing and is recorded on the balance sheet in loans receivable, net.

          In February 2003, Foundation Capital made a permanent loan to a church in the amount of $2,500,000. As of March 31, 2004, the church was five months behind in its payments. The former pastor was terminated. The church has an interim leader and has set to vote on a new pastor on May 23, 2004. At this time, Foundation Capital believes that payments will be brought to a current condition. The March 31, 2004 outstanding loan balance of $2,586,188 is identified as delinquent and non-accruing and is recorded on the balance sheet in loans receivable, net.

          In July 2002, Foundation Capital made a permanent loan to a church in the amount of $736,250. As of March 31, 2004, the church was five months behind in its payments. On May 3, 2004, $21,000 was received from the church and the church has agreed to pay $7,700 per month until the account is current. At this time, Foundation Capital believes that payments will be brought to a current condition and foreclosure will be avoided. The March 31, 2004 outstanding loan balance of $735,094 is identified as delinquent and is recorded on the balance sheet in loans receivable, net.

Results of Operations

          Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

          During the first quarter of 2004, Foundation Capital's net income totaled $3,496,408, as compared to $36,717 of net income for the first quarter of 2003. This increase was primarily due to a $1,513,946 increase in net interest income and a $2,149,581 decrease in minority interest expense as a result of the December 31, 2003 merger of the Limited Partnerships (as defined in the notes to the consolidated financial statements).

          Net Interest Income
	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003	Change	Percent Change

Net Interest Income	$4,137,983	$2,624,037	$1,513,946	57.7%

          The increase in interest income was primarily due to a greater amount of loans receivable that were outstanding during the first quarter of 2004, as compared to the first quarter of 2003. During the first quarter of 2004, Foundation Capital originated and purchased loans totaling $40,767,315 compared to $14,641,320 of loans that were originated and purchased in the first quarter of 2003. The balance of net loans receivable was $217,406,457 at March 31, 2004, compared to $116,251,144 at March 31, 2003, an 87 percent increase.

          Other Expense
	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003	Change	Percent Change

Other Expense	$683,872	$434,037	$249,835	57.6%

          The components of the increase in other expense were:
	2004	2003	Change

Management Fees	$680,337	$441,374	$238,963
Loan Origination Fee (Expense Reduction)	(169,592)	(111,618)	(57,974)
Debt Certificate-Related Expenses	46,292	-	46,292
Accounting, Audit, Consulting and Legal Fees	67,039	24,611	42,428
Loan Referral and Servicing Fees	33,548	50,477	(16,929)
Insurance Expense	20,173	27,929	(7,756)
Other	6,075	1,264	4,811
Total	$683,872	$434,037	$249,835

          The increase in management fees was due primarily to an increase in invested assets during the last nine months of 2003 and the first three months of 2004. Management fees paid by Foundation Capital to the Manager are equal to 0.3 percent of cash and cash equivalents, plus 1.25 percent of the balance of Average Invested Assets (as defined in the Management Agreement between Foundation Capital and the Manager). The increase in loan origination fees and loan referral and service fees was primarily due to the increase in new loans closed during the first three months of 2004, as compared to the first three months of 2003. The increase in debt certificate-related expenses resulted from the amortization of related deferred costs and trustee fees. The increase in accounting, audit, consulting and legal fees was due primarily to the increased expense associated with regulatory filings.

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

          Foundation Capital's income from the mortgage loans made or purchased and bond interest income provides cash flow, which Foundation Capital uses to fund dividends to shareholders, or when added to other cash provided by financing activities, to make new mortgage loans. We intend to seek additional debt or equity financing to enhance our capacity to make mortgage loans on a continuous basis. There can be no assurance that we will be able to raise additional capital on favorable terms.

          Foundation Capital may procure lines of credit with financial institutions, and may draw down on the lines of credit from time to time if necessary, to maintain Foundation Capital's liquidity.

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003	Change	Percent Change

Net Cash (Used in) Provided by Operating Activities	$2,183,700	($712,159)	$2,895,859	406.6%

          The components of the increase in cash provided by operating activities were:
	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003	Change
Net Income	$3,496,408	$36,717	$3,459,691
Interest Receivable	(1,133,948)	(525,728)	(608,220)
Due From Affiliates	111,441	(3,851)	115,292
Other Assets	(25,981)	27,268	(53,249)
Amortization of Debt Offering Expense	45,372	-	45,372
Accretion of Discounts on Loans and Held-to-Maturity Securities	(140,996)	(106,077)	(34,919)
Amortization of Deferred Origination Fees	(34,540)	(14,411)	(20,129)
Accounts Payable and Accrued Expenses	(134,056)	(129,902)	(4,154)
Provision for Loan Losses	-	3,825	(3,825)
Total	$2,183,700	$(712,159)	$2,895,859

          The increase of $115,292 in amounts due from affiliates resulted from payments received by the Manager from borrowers on behalf of Foundation Capital. In performing its loan servicing responsibilities, payments from borrowers are initially made to the Manager and are then appropriately remitted to Foundation Capital. The increase of $53,249 in other assets primarily resulted from an increase in accounts receivable during the first three months of 2004 as compared to the first three months of 2003. The increase in the accretion of discounts on loans and held-to-maturity securities of $34,919 resulted from an increase in the loans originated in 2004 as compared to 2003. The increase of $20,129 in the amortization of deferred origination fees resulted from additional loans made in the last nine months of 2003 and the first three months of 2004 that had deferred origination fees.
	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003	Change	Percent Change
Net Cash Provided by (Used in) Investing Activities	($11,744,574)	$1,866,534	($13,611,108)	-729.2%

          The components of the increase in cash provided by (used in) investing activities were:
	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003	Change
New Loans Originated and Purchased	$(40,767,315)	$(14,641,320)	$(26,125,995)
Proceeds from Principal Payments on Loans	25,179,467	12,893,737	12,285,730
Proceeds from Sale of Mortgage Loans	3,843,274	4,459,136	(615,862)
Purchases of Held-To- Maturity Securities	-	(845,019)	845,019
Total	$(11,744,574)	$1,866,534	$(13,611,108)

          During the first quarter of 2004, Foundation Capital originated $26,125,995 more in loans than were originated during the first quarter of 2003 primarily due to five loans originated totaling approximately $20,700,000. Proceeds from principal payments totaled $12,285,730 more during the first quarter of 2004 than in 2003 primarily due to the payoff of four loans totaling approximately $10,700,000. In the first quarter of 2004, the proceeds received from the sale of loans totaled $3,843,274, as compared to $4,459,136 in the first quarter of 2003. Purchases of held-to-maturity securities were zero during the first three months of 2004, a decrease of $84,019 as compared to $845,019 in the first three months of 2003.
	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003	Change	Percent Change
Net Cash Provided by Financing Activities	$7,839,867	$2,154,603	$5,685,264	263.9%

          The components of the increase in cash provided by financing activities were:
	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003	Change
Proceeds from Issuance of Common Stock	$4,200,000	$-	$4,200,000
Proceeds from Issuance of Debt Certificates	3,704,000	-	3,704,000
Increase/Decrease in Minority Interest	-	2,157,513	(2,157,513)
Payment of Costs Related to Issuance of Debt Certificates	(55,750)	-	55,750
Other	(8,383)	(2,910)	(5,473)
Total	$7,839,867	$2,154,603	$5,685,264

          In the first three months of 2004, $4,200,000 of common stock and $3,704,000 of debt certificates were issued. In the first three months of 2003, the limited partners invested $2,157,513, which was recorded as minority interest. As discussed in the notes to the consolidated financial statements, on December 31, 2003, all of the limited partnership interests were converted into shares of Common Stock of Foundation Capital in connection with the merger.

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

          At March 31, 2004, Foundation Capital had outstanding commitments to make loans aggregating $74,132,705, all at fixed rates of interest, extending over varying periods of time with the majority to be disbursed within a one-year period. At March 31, 2003, Foundation Capital had outstanding commitments to make loans aggregating approximately $28,732,000, all at fixed rates of interest, extending over varying periods of time with the majority to be disbursed within a one-year period.

          At March 31, 2004, Foundation Capital had the following obligations related to outstanding Debt Certificates:
Maturity	Amount
2006	$3,685,000
2008	116,000
2010	66,000
2013	108,000
$3,975,000

Item 3.          Controls and Procedures

          We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on and as of the time of that evaluation, management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report, for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. Management, including our Chief Executive Officer and our Chief Financial Officer, also concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Foundation Capital required to be included in our periodic SEC filings. There was no change in Foundation Capital's internal control over financial reporting that occurred during the three months ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, Foundation Capital's internal control over financial reporting.

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

Item 2.          Changes in Securities and Small Business Issuer Purchases of Equity Securities

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

The Certificates are being offered on a best efforts basis by Rives, Leavell and Company, Inc., an Alabama corporation (the "Underwriter"). As of May 4, 2004, an aggregate total of $3,804,000 in principal amount of Series A Certificates, $146,000 in principal amount of Series B Certificates, $86,000 in principal amount of Series C Certificates and $158,000 in principal amount of Series D Certificates have been sold.

          From the effective date of the Registration Statement through March 31, 2004, Foundation Capital incurred the following expenses:
Underwriting commissions	$40,200
Finders' fees	-
Underwriters' expenses	360
Other expenses	99,639
Total	$140,199

The commissions and expenses paid to the Underwriter may be deemed an indirect payment to Mr. A. J. Braswell, a director and officer of Foundation Capital, because he is an indirect owner of a 60% interest in the Underwriter. All other payments were payments to others. The net offering proceeds to Foundation Capital through March 31, 2004 after deducting the above expenses were $3,834,801. The net offering proceeds were used by Foundation Capital in the first quarter of 2004 to fund loans made to other parties.

          During the three months ended March 31, 2003, a total of 348,803.6 shares of Foundation Capital Common Stock were issued pursuant to the reinvestment by existing shareholders of $3,488,036 through Foundation Capital's Dividend Reinvestment Plan. These issuances of shares pursuant to the Dividend Reinvestment Plan were made in reliance on the exemption from registration provided for by Section 4(2) of the Securities Act of 1933.

          On January 6, 2004, 120,000 shares of Common Stock were purchased for $1,200,000 and on March 29, 2004, 300,000 shares of Common Stock were purchased for $3,000,000. All shares were purchased by existing shareholders and were made in reliance on the exemption from registration provided for by Section 4(2) of the Securities Act of 1933.

          During the quarter ended March 31, 2004, Foundation Capital did not repurchase any shares of Common Stock.

Item 6.          Exhibits and Reports on Form 8-K
(a)	Exhibits. The following is a list of exhibits filed as part of this quarterly report on Form 10-QSB.

Exhibit Number	Document

3.1*	Third Amended and Restated Articles of Incorporation of Foundation Capital

3.2#	Bylaws of Foundation Capital

4.1#	Second Amended and Restated Indenture between Foundation Capital and Reliance Trust Company

4.2*	First Amendment to Second Amended and Restated Indenture between Foundation Capital and Reliance Trust Company

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C § 1350

#	Incorporated herein by reference to Foundation Capital's Registration Statement on Form S-11 (Commission File No. 333-105923)
*	Incorporated herein by reference to Post-effective Amendment No. 1 to Foundation Capital's Registration Statement on Form S-11 (Commission File No. 333-105923)

(b)	Reports on Form 8-K.

No reports on Form 8-K were filed during the three months ended March 31, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOUNDATION CAPITAL RESOURCES, INC.

Date: May 12, 2004	/s/ Bobby D. Ray
Bobby D. Ray, Chief Financial Officer (Principal financial and accounting officer and duly authorized signatory for the registrant)

EXHIBIT INDEX
Exhibit Number	Document

3.1*	Third Amended and Restated Articles of Incorporation of Foundation Capital

3.2#	Bylaws of Foundation Capital

4.1#	Second Amended and Restated Indenture between Foundation Capital and Reliance Trust Company

4.2*	First Amendment to Second Amended and Restated Indenture between Foundation Capital and Reliance Trust Company

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C § 1350

#	Incorporated herein by reference to Foundation Capital's Registration Statement on Form S-11 (Commission File No. 333-105923)
*	Incorporated herein by reference to Post-effective Amendment No. 1 to Foundation Capital's Registration Statement on Form S-11 (Commission File No. 333-105923)