Form 10QSB
period 2004-06-30
FOUNDATION CAPITAL RESOURCES INC
filed 2004-08-10
CIK 1126506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004.

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

__________________________________

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒   NO ☐

The number of shares outstanding of the issuer's common stock at August 5, 2004, was 27,317,281.3 shares.

Transitional Small Business Disclosure Format (check one):  YES ☐   NO ☒

FORWARD-LOOKING STATEMENTS

          This Form 10-QSB contains certain forward-looking statements related to our future results, including certain projections and statements concerning business trends. Assumptions relating to forward-looking statements involve judgments with respect to, among other things, future economic, competitive and market conditions, future business decisions, the financial services industry and Foundation Capital Resources, Inc. itself, all of which are difficult or impossible to predict accurately and many of which are beyond our control. When used in this Form 10-QSB, the words "estimate," "project," "intend," "believe," "anticipate," "judgment," "forecast," "is likely," "plan," "predict," "expect" and similar expressions are intended to identify forward-looking statements. We believe that assumptions underlying the forward-looking statements are reasonable; however, any of the assumptions could prove inaccurate, and we may not realize the results contemplated by the forward-looking statements. Management decisions are subjective in many respects and susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our business strategy or capital expenditure plans that may, in turn, affect our financial position or results of operations. In light of the significant uncertainties inherent in the forward-looking information included in this Form 10-QSB, you should not regard the inclusion of such information as our representation that we will achieve any strategy, objectives or other plans. The forward-looking statements contained in this Form 10-QSB speak only as of the date of this Form 10-QSB, and we disclaim any obligation to update publicly or revise any of these forward-looking statements.

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

PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements

Foundation Capital Resources, Inc.
Consolidated Balance Sheets
June 30, 2004 and December 31, 2003
	June 30, 2004 (Unaudited)	December 31, 2003 (Restated)
Assets
Cash and cash equivalents	$6,114,027	$3,019,897
Due from affiliates	1,203	435,331
Interest receivable	3,070,088	2,068,933
Loans receivable, net of allowance for loan losses and unamortized discounts of $4,707,265 and $3,686,412 at June 30, 2004 and December 31, 2003, respectively	259,062,224	223,241,868
Held-to-maturity securities	4,588,936	4,523,119
Foreclosed assets held for sale, net	3,621,462	3,257,006
Deferred debt offering costs	743,398	766,823
Other	131,309	82,953

Total assets	$277,332,647	$237,395,930

Liabilities and Shareholders' Equity

Liabilities
Due to affiliates	$1,941	$346
Accounts payable and accrued expenses	1,968,393	242,829
Debt certificates	4,349,500	271,000

Total liabilities	6,319,834	514,175

Shareholders' Equity
Common stock; $10 par value; authorized 50,000,000 shares; issued and outstanding June 30, 2004 - 27,117,281.3 shares, December 31, 2003 - 23,704,175.5 shares	271,172,813	237,041,755
Additional paid-in capital (deficit)	(160,000)	(160,000)
Retained earnings	-	-

Total shareholders' equity	271,012,813	236,881,755

Total liabilities and shareholders' equity	$277,332,647	$237,395,930

See Notes to Consolidated Financial Statements

Foundation Capital Resources, Inc.
Consolidated Statements of Income
For the Three and Six Months Ended June 30, 2004 and 2003
(Unaudited)
	Three Months Ended 2004	Three Months Ended 2003 (Restated)	Six Months Ended 2004	Six Months Ended 2003 (Restated)

Interest Income
Loans	$4,917,323	$2,737,911	$9,285,393	$5,251,405
Held-to-maturity securities	95,202	84,270	189,845	181,854
Deposits with banks	21,617	17,667	43,398	36,390
Total interest income	5,034,142	2,839,848	9,518,636	5,469,649

Interest Expense
Debt certificates	50,279	-	80,553	-

Net Interest Income	4,983,863	2,839,848	9,438,083	5,469,649

Provision for Loan Losses	4,854	39,597	9,354	43,422

Interest Income After Provision for Loan Losses	4,979,009	2,800,251	9,428,729	5,426,227

Other Income	42,244	29,730	84,543	29,853
	5,021,253	2,829,981	9,513,272	5,456,080

Other Expense	962,743	395,479	1,666,741	831,440

Income Before Minority Interest	4,058,510	2,434,502	7,846,531	4,624,640

Minority Interest	-	2,363,805	-	4,513,386

Net Income	$4,058,510	$70,697	$7,846,531	$111,254

Basic and Diluted Earnings per Common Share	$0.16	$0.32	$0.34	$0.61

Dividends Declared and Paid per Common Share	$0.15	$0.11	$0.31	$0.26

See Notes to Consolidated Financial Statements

Foundation Capital Resources, Inc.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2004 and 2003
(Unaudited)
Operating Activities	2004	2003 (Restated)
Net income	$7,846,531	$111,254
Items not requiring (providing) cash
Provision for loan losses	9,354	43,422
Accretion of discounts on loans	(348,368)	(179,819)
Accretion of discounts on held-to-maturity securities	(1,712)	(1,648)
Amortization of deferred loan origination fees	(76,545)	(32,636)
Amortization of debt offering expense	86,769	-
Changes in
Due from affiliates	435,723	(526,492)
Interest receivable	(1,001,155)	(114,140)
Other assets	(48,356)	(41,589)
Accounts payable and accrued expenses	1,644,649	(91,774)

Net cash provided by (used in) operating activities	8,546,890	(833,422)

Investing Activities
Origination and purchase of loans	(84,490,636)	(62,034,642)
Proceeds from principal payments on loans	44,192,926	18,722,680
Proceeds from sale of mortgage loans	4,528,457	4,542,269
Purchases of held-to-maturity securities	(69,826)	(847,279)
Maturity of held-to-maturity securities	5,721	-

Net cash used in investing activities	(35,833,358)	(39,616,972)

Financing Activities
Proceeds from issuance of common stock	26,870,000	7,200,000
Proceeds from issuance of debt certificates	4,078,500	-
Payments for retirement of preferred stock	-	(2,000)
Payment of costs related to issuance of debt certificates	(62,779)	(164,505)
Dividends paid	(505,123)	(53,429)
Increase in minority interest	-	31,320,318

Net cash provided by financing activities	30,380,598	38,300,384

Increase (Decrease) in Cash and Cash Equivalents	3,094,130	(2,150,010)

Cash and Cash Equivalents, Beginning of Period	3,019,897	6,406,403

Cash and Cash Equivalents, End of Period	$6,114,027	$4,256,393

Supplemental Cash Flows Information
Debt offering costs in accrued expenses	$565	$-
Real estate acquired in foreclosure	$364,456	$2,712,947
Dividends reinvested in common stock	$7,245,600	$44,825
Dividends declared not paid	$8,127	$845

See Notes to Consolidated Financial Statements

Foundation Capital Resources, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1: Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Foundation Capital Resources, Inc. ("Foundation Capital") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. The financial statements presented herein reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of Foundation Capital for the periods presented. Those adjustments consist only of normal recurring adjustments. Operating results for the three months ended June 30, 2004 and the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the full year.

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

     Nature of Operations

Foundation Capital is a Georgia corporation and invests primarily in the work of churches and other nonprofit organizations by making mortgage loans to such entities and to acquire indebtedness secured by mortgages issued by such entities. Foundation Capital filed as a real estate investment trust (REIT) for its fiscal year ended December 31, 2003, under the requirements of the Internal Revenue Code of 1986, as amended, and is treated as a REIT for tax purposes beginning with the year ended December 31, 2003.

     Principles of Consolidation

The 2003 financial statements include the accounts of Foundation Capital Partners I, LLLP and Foundation Capital Partners II, LLLP (collectively, the "Limited Partnerships"), which were merged into Foundation Capital effective December 31, 2003, through an exchange of common stock for the respective limited partnership interests as discussed in Note 4. All significant inter-entity accounts and transactions were eliminated in consolidation.

The 2003 and 2004 financial statements also include the accounts of OCA Fund I, LLC, a Georgia limited liability company ("OCA Fund I"), which was merged into Foundation Capital effective June 30, 2004, through an exchange of common stock for capital contributions as discussed in Note 5. All significant inter-entity accounts and transactions were eliminated in the consolidation.

     Minority Interest

As of June 30, 2003, the Limited Partnerships were recorded as minority interest on Foundation Capital's consolidated statement of income because, as the sole general partner, Foundation Capital effectively controlled the Limited Partnerships.

Note 2: Earnings Per Share

          Earnings per share were computed as follows:
	Six Months Ended June 30, 2004
	Income	Weighted Average Common Shares	Per Share Amount

Net income	$7,846,531

Basic and diluted earnings per share
Income allocable to common shareholders	$7,846,531	23,152,300.4	$0.34

	Restated Six Months Ended June 30, 2003
	Income	Weighted Average Common Shares	Per Share Amount

Net income	$111,254

Basic and diluted earnings per share
Income allocable to common shareholders	$111,254	181,911.3	$0.61

	Three Months Ended June 30, 2004
	Income	Weighted Average Common Shares	Per Share Amount

Net income	$4,058,510

Basic and diluted earnings per share
Income allocable to common shareholders	$4,058,510	25,084,895.0	$0.16

	Restated Three Months Ended June 30, 2003
	Income	Weighted Average Common Shares	Per Share Amount

Net income	$70,697

Basic and diluted earnings per share
Income allocable to common shareholders	$70,697	222,981.2	$0.32

Note 3: Debt Certificates

During 2003, Foundation Capital commenced a public offering of up to $55,000,000 of collateralized debt certificates with terms varying from three to ten years with interest rates currently ranging from 4.35 percent to 6.20 percent. These debt certificates are collateralized by specific loans held in Foundation Capital's portfolio. As of June 30, 2004, debt certificate obligations totaling $4,349,500 were outstanding with the following maturities:
2006	$3,831,500
2008	226,000
2010	121,000
2013	171,000
$4,349,500

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

Note 5: Merger of OCA Fund I

In June 2004, Foundation Capital's Board of Directors and shareholders approved the merger of OCA Fund I, a company related through a common ownership, with Foundation Capital as the surviving corporation. The merger was effective on June 30, 2004, and was consummated through the exchange of 1,893,145 shares of Foundation Capital common stock for all of the OCA Fund I capital contributions at a rate of one share of Foundation Capital common stock for each $10.00 of capital contributions. The assets and liabilities of OCA Fund I were transferred to Foundation Capital at their existing carrying values, as the merger was accounted for as a combination of entities under common control. The 2004 financial statements include the results of operations of OCA Fund I as though the merger occurred on January 1, 2004. The 2003 financial statements were restated to include the OCA Fund I financial position as of December 31, 2003, and the results of its operations and its cash flows for the three month and six month periods ended June 30, 2003.

Below is a reconciliation of Foundation Capital's previously reported balance sheet as of December 31, 2003 and statements of operation as of June 30, 2003, to the restated statements.

          Consolidated Balance Sheet Reconciliation (Unaudited)
	Previously Stated 12/31/2003	OCA Fund I 12/31/2003	Restated 12/31/2003
Assets
Cash and cash equivalents	$2,920,458	$99,439	$3,019,897
Due from affiliates	431,917	3,414	435,331
Interest receivable	1,929,754	139,179	2,068,933
Loans receivable, net of allowance for loan
losses and unamortized discounts	205,487,203	17,754,665	223,241,868
Held-to-maturity securities	3,773,119	750,000	4,523,119
Foreclosed assets held for sale, net	3,257,006	-	3,257,006
Deferred debt offering costs	766,823	-	766,823
Other	82,953	-	82,953

Total assets	$218,649,233	$18,746,697	$237,395,930

Liabilities and Shareholders' Equity

Liabilities
Due to affiliates	$171,144	$(170,798)	$346
Accounts payable and accrued expenses	241,328	1,501	242,829
Debt certificates	271,000	-	271,000

Total liabilities	683,472	(169,297)	514,175

Shareholders' Equity
Common stock	218,125,761	18,915,994	237,041,755
Additional paid-in capital (deficit)	(160,000)	-	(160,000)
Retained earnings	-	-	-

Total shareholders' equity	217,965,761	18,915,994	236,881,755

Total liabilities and shareholders' equity	$218,649,233	$18,746,697	$237,395,930

          Consolidated Statements of Income Reconciliation (Unaudited)
	Previously Stated Three Months Ended 2003	OCA Fund I Three Months Ended 2003	Restated Three Months Ended 2003	Previously Stated Six Months Ended 2003	OCA Fund I Six Months Ended 2003	Restated Six Months Ended 2003
Interest Income
Loans	$2,687,855	$50,056	$2,737,911	$5,195,705	$55,700	$5,251,405
Held-to-maturity securities	84,270	-	84,270	181,854	-	181,854
Deposits with banks	16,061	1,606	17,667	34,664	1,726	36,390
	2,788,186	51,662	2,839,848	5,412,223	57,426	5,469,649
Interest Expense
Debt certificates	-	-	-	-	-	-

Net Interest Income	2,788,186	51,662	2,839,848	5,412,223	57,426	5,469,649

Provision for Loan Losses	38,317	1,280	39,597	42,142	1,280	43,422

Interest Income After
Provision for Loan Losses	2,749,869	50,382	2,800,251	5,370,081	56,146	5,426,227

Other Income	29,730	-	29,730	29,853	-	29,853
	2,779,599	50,382	2,829,981	5,399,934	56,146	5,456,080
Other Expense	391,744	3,735	395,479	825,780	5,660	831,440

Income Before Minority Interest	2,387,855	46,647	2,434,502	4,574,154	50,486	4,624,640

Minority Interest	2,363,805	-	2,363,805	4,513,386	-	4,513,386

Net Income	$24,050	$46,647	$70,697	$60,768	$50,486	$111,254

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

          The above listing is not intended to be a comprehensive list of all of our estimates and judgments or accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. Please refer to the audited consolidated financial statements and notes thereto in our Annual Report on Form 10-KSB for the year ended December 31, 2003, which contain accounting policies and other disclosures required by accounting principles generally accepted in the United States of America.

Financial Condition

          Loans Receivable, Net
	June 30, 2004	Restated December 31, 2003	Change	Percent Change

Loans Receivable, Net	$259,062,224	$223,241,868	$35,820,356	16.0%

          The increase in loans outstanding, net, during the first six months of 2004 was primarily funded by the sale of common stock to existing shareholders of approximately $26,900,000 and the sale of approximately $4,100,000 in debt certificates.

          Allowance for Loan Losses and Unamortized Discounts
	June 30, 2004	Restated December 31, 2003	Change	Percent Change
Allowance for Loan Losses and Unamortized Discounts	$4,707,265	$3,686,412	$1,020,853	27.7%

          The increase in allowance for loan losses and unamortized discounts during the first six months of 2004 was primarily due to a $1,011,499 increase in unamortized discounts. Foundation Capital has not recognized any charge-offs on loans since it began business in June 2000.

          Loans and Foreclosed Assets Held for Sale

          In November 2000, Foundation Capital made a loan to a church totaling approximately $2,500,000 to refinance its then-current indebtedness and to fund a development project for future growth. The loan remained current and the borrower was performing as agreed until mid-2001, when the church became delinquent in its loan payments. In January 2003, following a period of discussions and negotiations, Foundation Capital sent a default notice to the church and default proceedings began. Also in January 2003, the church involved in this matter voted to dissolve. In March 2003, Foundation Capital foreclosed on the property. The property is currently leased to a different church and related school under a one-year lease pursuant to which Foundation Capital collects monthly rent of $14,000. This provides Foundation Capital with revenue in an annual amount of approximately 6.20 percent of the recorded asset value of the property. Discussions with potential new owners of the property are continuing both as to the ultimate sale of the property as well as to continue the lease of the property for an additional year. The property is recorded on the balance sheet at June 30, 2004, as foreclosed assets held for sale, net, in the amount of $2,712,597.

          In November 2001, Foundation Capital made a land acquisition loan to a church in the amount of approximately $517,000. In January 2003, the church became delinquent in its loan payments. In October 2003, following a period of discussions and negotiations, Foundation Capital foreclosed on the property, at a price of $570,000, covering principal, interest, late fees and other expenses. At this time, Foundation Capital believes that the property has a resale value that will ultimately make it unlikely that Foundation Capital will recognize any loss, due to the projected low loan-to-value percentage (57 percent), and the proximity of the property to other commercial developments. The property is recorded on the balance sheet at June 30, 2004, as foreclosed assets held for sale, net, in the amount of $544,409.

          In July 2003, Foundation Capital made a permanent loan to a church in the amount of $350,000. As of March 31, 2004, the church was seven months behind in its payments. On April 6, 2004, following a period of discussions and negotiations, Foundation Capital foreclosed on the property. Foundation Capital believes at this time that the property has a resale value that will minimize any resulting loss in excess of the carrying amount of the loan. The property is recorded on the balance sheet at June 30, 2004, as foreclosed assets held for sale, net, in the amount of $364,456.

          In July 2001, Foundation Capital made a bond collateralized loan in the amount of $1,500,000 in connection with the construction of a new student dormitory at a church seminary. The building was completed and students occupied the building. Soon thereafter, several students became ill with various upper-respiratory symptoms attributed to toxic mold. The students were removed from the facility and a lawsuit was filed against the contractor and subcontractors by the church seminary. The church seminary has been unable to meet its debt obligation to Foundation Capital due to the loss of revenue associated with dormitory rent plus the added expense it has incurred for subsidizing off-campus housing for its students. Reliance Trust Company, acting as trustee, has had extensive discussions with the church seminary and its attorneys, and has hired legal counsel to represent the bond holders in a foreclosure action. During the foreclosure proceedings the Church filed a counterclaim against the Trustee. As a result, it is anticipated to be a year or longer before the foreclosure action will be settled. The June 30, 2004 outstanding loan balance of $1,500,000 is identified as delinquent and non-accruing and is recorded on the balance sheet in loans receivable, net.

          In February 2003, Foundation Capital made a permanent loan to a church in the amount of $2,500,000. As of June 30, 2004, the church was eight months behind in its payments. In late 2003, the church began experiencing some difficulties that ultimately led to the termination of the pastor. Foundation Capital has met with the church's new pastor and church leadership to develop an action plan to address the delinquency. At this time, Foundation Capital believes that payments will be brought to a current condition. The June 30, 2004 outstanding loan balance of $2,586,188 is identified as delinquent and non-accruing and is recorded on the balance sheet in loans receivable, net.

          In July 2002, Foundation Capital made a permanent loan to a church in the amount of $736,250. As of June 30, 2004, the church was three months behind in its payments. The church has made substantial payments and is working on additional fund-raisers. Foundation Capital believes that payments will be brought to a current condition and foreclosure will be avoided. The June 30, 2004 outstanding loan balance of $735,094 is identified as delinquent and is recorded on the balance sheet in loans receivable, net.

Results of Operations

          Six Months Ended June 30, 2004 Compared to Restated Six Months Ended June 30, 2003

          During the first six months of 2004, Foundation Capital's net income totaled $7,846,531, as compared to $111,254 for the first six months of 2003. This increase was primarily due to a $4,048,987 increase in net interest income as a result of our increasing loan portfolio and a $4,513,386 decrease in minority interest expense as a result of the December 31, 2003 merger of the Limited Partnerships (as discussed in the notes to the consolidated financial statements).

          Net Interest Income
	Six Months Ended June 30, 2004	Restated Six Months Ended June 30, 2003	Change	Percent Change

Net Interest Income	$9,518,636	$5,469,649	$4,048,987	74.0%

          The increase in interest income was primarily due to a greater amount of loans receivable that were outstanding during the first six months of 2004, as compared to the first six months of 2003. During the first six months of 2004, Foundation Capital originated and purchased loans totaling $84,490,636, compared to $62,034,642 of loans that were originated and purchased in the first six months of 2003. The balance of loans receivable, net was $259,062,224 at June 30, 2004, compared to $157,787,539 at June 30, 2003, a 64 percent increase.

          Other Expense
	Six Months Ended June 30, 2004	Restated Six Months Ended June 30, 2003	Change	Percent Change

Other Expense	$1,666,741	$831,440	$835,301	100.5%

          The components of the increase in other expense were:
	2004	Restated 2003	Change

Management Fees	$1,510,629	$850,564	$660,065
Loan Origination Fee (Expense Reduction)	(362,680)	(274,806)	(87,874)
Debt Certificate-Related Expenses	87,553	-	87,553
Accounting, Audit, Consulting and Legal Fees	208,201	103,544	104,657
Loan Referral and Servicing Fees	92,752	76,390	16,362
Insurance Expense	43,982	43,351	631
Other	86,304	32,397	53,907
Total	$1,666,741	$831,440	$835,301

          The increase in management fees was due primarily to the increase in invested assets during the last twelve months. Management fees paid by Foundation Capital to the Manager are equal to 0.3 percent of cash and cash equivalents, plus 1.25 percent of the balance of Average Invested Assets (as defined in the Management Agreement between Foundation Capital and the Manager). The increases in loan origination fees and loan referral and service fees were primarily due to the increase in new loans closed during the first six months of 2004, as compared to the first six months of 2003. The increase in debt certificate-related expenses resulted from the amortization of related deferred costs and trustee fees. The increase in accounting, audit, consulting and legal fees was due primarily to the increased expense associated with regulatory filings.

          Three Months Ended June 30, 2004 Compared to Restated Three Months Ended June 30, 2003

          During the second quarter of 2004, Foundation Capital's net income totaled $4,058,510, as compared to $70,697 for the second quarter of 2003. This increase was primarily due to a $2,194,294 increase in net interest income and a $2,363,805 decrease in minority interest expense as a result of the December 31, 2003 merger of the Limited Partnerships (as discussed in the notes to the consolidated financial statements).

          Net Interest Income
	Three Months Ended June 30, 2004	Restated Three Months Ended June 30, 2003	Change	Percent Change

Net Interest Income	$5,034,142	$2,839,848	$2,194,294	77.3%

          The increase in interest income was primarily due to a greater amount of loans receivable that were outstanding during the second quarter of 2004, as compared to the second quarter of 2003. The three month average of loans receivable, net was approximately $254,657,000 in the second quarter of 2004 compared to approximately $140,994,000 in the second quarter of 2003.

          Other Expense
	Three Months Ended June 30, 2004	Restated Three Months Ended June 30, 2003	Change	Percent Change

Other Expense	$962,743	$395,479	$567,264	143.4%

          The components of the increase in other expense were:
	2004	Restated 2003	Change

Management Fees	$809,183	$408,542	$400,641
Loan Origination Fee (Expense Reduction)	(191,634)	(190,367)	(1,267)
Debt Certificate-Related Expenses	53,279	-	53,279
Accounting, Audit, Consulting and Legal Fees	140,712	72,015	68,697
Loan Referral and Servicing Fees	59,204	59,177	27
Insurance Expense	23,809	15,322	8,487
Other	68,190	30,790	37,400
Total	$962,743	$395,479	$567,264

          The increase in management fees was due primarily to the increase in invested assets during the last twelve months. The increase in debt certificate-related expenses resulted from the amortization of related deferred costs and trustee fees. The increase in accounting, audit, consulting and legal fees was due primarily to the increased expense associated with regulatory filings.

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

          Foundation Capital has procured a $2,000,000 line of credit with a financial institution, and may draw down on the line of credit from time to time if necessary, to maintain Foundation Capital's liquidity.
	Six Months Ended June 30, 2004	Restated Six Months Ended June 30, 2003	Change	Percent Change

Net Cash (Used in) Provided by Operating Activities	$8,546,890	($833,422)	$9,380,312	1125.5%

          The components of the increase in cash provided by operating activities were:
	Six Months Ended June 30, 2004	Restated Six Months Ended June 30, 2003	Change
Net Income	$7,846,531	$111,254	$7,435,277
Interest Receivable	(1,001,155)	(114,140)	(887,015)
Due From Affiliates	435,723	(526,492)	962,215
Other Assets	(48,356)	(41,589)	(6,767)
Amortization of Debt Offering Expense	86,769	-	86,769
Accretion of Discounts on Loans and Held-to-Maturity Securities	(350,080)	(181,467)	(168,613)
Amortization of Deferred Origination Fees	(76,545)	(32,636)	(43,909)
Accounts Payable and Accrued Expenses	1,644,649	(91,774)	1,736,423
Provision for Loan Losses	9,354	43,422	(34,068)
Total	$8,546,890	$(833,422)	$9,080,312

          The increase of $962,215 in amounts due from affiliates resulted from payments received by the Manager from borrowers on behalf of Foundation Capital. In performing its loan servicing responsibilities, payments from borrowers are initially made to the Manager and are then appropriately remitted to Foundation Capital. The increase in the accretion of discounts on loans and held-to-maturity securities of $168,613 resulted from the increase in the loans originated in 2004 at a discount as compared to 2003. The increase of $43,909 in the amortization of deferred origination fees resulted from additional loans made in the last six months of 2003 and the first six months of 2004 that had deferred origination fees.

          The increase of $1,736,421 in accounts payable and accrued expenses reflects a church financing transaction that started in the second quarter of 2004 and will conclude in the third quarter. In May 2004, Foundation Capital received church bonds in lieu of cash, in connection with the refinancing of a bond collateralized loan by a church. The outstanding church loan and the offsetting bond liability will clear in July 2004.
	Six Months Ended June 30, 2004	Restated Six Months Ended June 30, 2003	Change	Percent Change
Net Cash Used in Investing Activities	($35,833,358)	($39,616,972)	$3,783,614	-9.6%

          The components of the decrease in cash used in investing activities were:
	Six Months Ended June 30, 2004	Restated Six Months Ended June 30, 2003	Change
New Loans Originated and Purchased	$(84,490,636)	$(62,034,642)	$(22,455,994)
Proceeds from Principal Payments on Loans	44,192,926	18,722,680	25,470,246
Proceeds from Sale of Mortgage Loans	4,528,457	4,542,269	(13,812)
Purchases of Held-To- Maturity Securities	(69,826)	(847,279)	777,453
Maturities of Held-To- Maturity Securities	5,721	-	5,721
Total	$(35,833,358)	$(39,616,972)	$3,783,614

          During the first half of 2004, Foundation Capital originated $22,455,994 more in loans than were originated during the first half of 2003 primarily due to six loans originated totaling approximately $25,500,000. Proceeds from principal payments totaled $25,470,246 more during the first half of 2004 than in 2003 primarily due to the payoff of nine loans totaling approximately $22,500,000. Purchases of held-to-maturity securities totaled $69,826 during the first six months of 2004, a decrease of $777,453 as compared to $847,279 in the first six months of 2003.
	Six Months Ended June 30, 2004	Restated Six Months Ended June 30, 2003	Change	Percent Change
Net Cash Provided by Financing Activities	$30,380,598	$38,300,384	($7,919,786)	-20.7%

          The components of the decrease in cash provided by financing activities were:

	Six Months Ended June 30, 2004	Restated Six Months Ended June 30, 2003	Change
Proceeds from Issuance of Common Stock	$26,870,000	$7,200,000	$19,670,000
Proceeds from Issuance of Debt Certificates	4,078,500	-	4,078,500
Payments for Retirement of Preferred Stock	-	(2,000)	2,000
Increase in Minority Interest	-	31,320,318	(31,320,318)
Payment of Costs Related to Issuance of Debt Certificates	(62,779)	(164,505)	101,726
Dividends Paid	(505,123)	(53,429)	(451,694)
Total	$30,380,598	$38,300,384	$(7,919,786)

          In the first six months of 2004, $26,870,000 of common stock and $4,078,500 of debt certificates were issued. In the first six months of 2003, the limited partners invested $31,320,318, which was recorded as minority interest. As discussed in the notes to the consolidated financial statements, on December 31, 2003, all of the Limited Partnership interests were converted into shares of Common Stock of Foundation Capital.

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

          At June 30, 2004, Foundation Capital had outstanding commitments to make loans aggregating approximately $71,484,000, a majority of which are at fixed rates of interest for three years or less and adjustable periodically thereafter, extending over varying periods of time with the majority to be disbursed within a one-year period. At June 30, 2003, Foundation Capital had outstanding commitments to make loans aggregating approximately $55,042,000, a majority of which are at fixed rates of interest for three years or less and adjustable periodically thereafter, extending over varying periods of time with the majority to be disbursed within a one-year period.

          At June 30, 2004, Foundation Capital had the following obligations related to outstanding Debt Certificates:
Maturity	Amount
2006	$3,831,500
2008	226,000
2010	121,000
2013	171,000
$4,349,500

Item 3.          Controls and Procedures

          We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on and as of the time of that evaluation, management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report, for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. Management, including our Chief Executive Officer and our Chief Financial Officer, also concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Foundation Capital required to be included in our periodic SEC filings. There was no change in Foundation Capital's internal control over financial reporting that occurred during the three months ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, Foundation Capital's internal control over financial reporting.

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

The Certificates are being offered on a best efforts basis by Rives, Leavell and Company, Inc., an Alabama corporation (the "Underwriter"). As of August 5, 2004, debt certificates have been sold as follows:
Series	Principal Amount
Series A Certificates	$3,983,500
Series B Certificates	226,000
Series C Certificates	121,000
Series D Certificates	171,000
Total	$4,501,500

          From the effective date of the Registration Statement through June 30, 2004, Foundation Capital incurred the following expenses:
Underwriting commissions	$47,545
Finders' fees	-
Underwriters' expenses	680
Other expenses	101,478
Total	$149,703

The net offering proceeds to Foundation Capital through June 30, 2004 after deducting the above expenses were $4,199,797. The net offering proceeds were used by Foundation Capital in the first half of 2004 to fund loans made to other parties.

          During the three months ended June 30, 2004, a total of 375,756.4 shares of Foundation Capital Common Stock were issued pursuant to the reinvestment of $3,757,564 of dividends by existing shareholders through Foundation Capital's Dividend Reinvestment Plan. These issuances of shares pursuant to the Dividend Reinvestment Plan were made in reliance on the exemption from registration provided for by Section 4(2) of the Securities Act of 1933.

          During the second quarter of 2004, Common Stock was issued as follows:
Date	Number of Shares	Amount
April 1, 2004	720,000	$7,200,000
April 15, 2004	700,000	7,000,000
April 26, 2004	100,000	1,000,000
April 30, 2004	150,000	1,500,000
May 3, 2004	100,000	1,000,000
May 24, 2004	500,000	5,000,000
Total	2,270,000	$22,700,000

          All shares were purchased by existing shareholders and were made in reliance on the exemption from registration provided for by Section 4(2) of the Securities Act of 1933.

          On June 30, 2004, 1,893,145.3 shares of Common Stock were exchanged for $18,931,453 of OCA Fund I capital contributions as a result of the merger of OCA Fund I with and into Foundation Capital. All shares were purchased by existing shareholders and were made in reliance on the exemption from registration provided for by Section 4(2) of the Securities Act of 1933.

          During the quarter ended June 30, 2004, Foundation Capital repurchased 3,000 shares of Common Stock. Foundation Capital's Common Stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934.

Item 4.          Submission of Matters to a Vote of Security Holders

          On June 21, 2004, Foundation Capital and OCA Fund I entered into a Merger Agreement whereby OCA Fund I was to be merged with and into Foundation Capital, effective as of June 30, 2004. On June 21, 2004, at a special meeting of Foundation Capital's shareholders, the Agreement and Plan of Merger was approved. The merger of OCA Fund I with and into Foundation Capital was effective as of June 30, 2004. Foundation Capital was the surviving entity in this merger.

          The votes with respect to this proposal were as follows:
Proposal	For	Against	Abstain

Proposal to approve the Merger Agreement	22,518,457.9	-	-

There were no broker non-votes with respect to matters voted on by Foundation Capital's shareholders at the meeting.

Item 6.          Exhibits and Reports on Form 8-K

          (a)          Exhibits. The following is a list of exhibits filed as part of this quarterly report on Form 10-QSB.
Exhibit Number	Document

3.1*	Third Amended and Restated Articles of Incorporation of Foundation Capital

3.2#	Bylaws of Foundation Capital

4.1#	Second Amended and Restated Indenture between Foundation Capital and Reliance Trust Company

4.2*	First Amendment to Second Amended and Restated Indenture between Foundation Capital and Reliance Trust Company

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C § 1350

#	Incorporated herein by reference to Foundation Capital's Registration Statement on Form S-11 (Commission File No. 333-105923)
*	Incorporated herein by reference to Post-effective Amendment No. 1 to Foundation Capital's Registration Statement on Form S-11 (Commission File No. 333-105923)

(b)          Reports on Form 8-K.

          No reports on Form 8-K were filed during the three months ended June 30, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOUNDATION CAPITAL RESOURCES, INC.

Date: August 10, 2004	/s/ Bobby D. Ray
Bobby D. Ray, Chief Financial Officer (Principal financial and accounting officer and duly authorized signatory for the registrant)

EXHIBIT INDEX
Exhibit Number	Document

3.1*	Third Amended and Restated Articles of Incorporation of Foundation Capital

3.2#	Bylaws of Foundation Capital

4.1#	Second Amended and Restated Indenture between Foundation Capital and Reliance Trust Company

4.2*	First Amendment to Second Amended and Restated Indenture between Foundation Capital and Reliance Trust Company

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C § 1350

#	Incorporated herein by reference to Foundation Capital's Registration Statement on Form S-11 (Commission File No. 333-105923)
*	Incorporated herein by reference to Post-effective Amendment No. 1 to Foundation Capital's Registration Statement on Form S-11 (Commission File No. 333-105923)