Form 10QSB
period 2004-09-30
FOUNDATION CAPITAL RESOURCES INC
filed 2004-11-10
CIK 1126506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004.

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

1430 Lelia Drive, Suite 100 Jackson, Mississippi 39216
(Address of Principal Executive Offices)

(601) 321-1800
(Issuer's Telephone Number, Including Area Code)

__________________________________

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒   NO ☐

The number of shares outstanding of the issuer's common stock at November 2, 2004, was 28,837,387.7 shares.

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

PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements

Foundation Capital Resources, Inc.
Consolidated Balance Sheets
September 30, 2004 and December 31, 2003
	September 30, 2004 (Unaudited)	December 31, 2003 (Restated)
Assets
Cash and cash equivalents	$3,886,840	$3,019,897
Due from affiliates	-	435,331
Interest receivable	3,705,104	2,068,933
Loans receivable, net of allowance for loan losses and unamortized discounts of $4,748,716 and $3,686,412 at September 30, 2004 and December 31, 2003, respectively	271,721,664	223,241,868
Held-to-maturity securities	4,577,668	4,523,119
Foreclosed assets held for sale, net	3,601,462	3,257,006
Deferred debt offering costs	724,770	766,823
Other	30,998	82,953

Total assets	$288,248,506	$237,395,930

Liabilities and Shareholders' Equity

Liabilities
Due to affiliates	$13,174	$346
Accounts payable and accrued expenses	160,955	242,829
Line of credit	1,500,000	-
Debt certificates	5,016,500	271,000

Total liabilities	6,690,629	514,175

Shareholders' Equity
Common stock; $10 par value; authorized 50,000,000 shares; issued and outstanding September 30, 2004 - 28,171,787.7 shares, December 31, 2003 - 23,704,175.5 shares	281,717,877	237,041,755
Additional paid-in capital (deficit)	(160,000)	(160,000)
Retained earnings	-	-

Total shareholders' equity	281,557,877	236,881,755

Total liabilities and shareholders' equity	$288,248,506	$237,395,930

See Notes to Consolidated Financial Statements

Foundation Capital Resources, Inc.
Consolidated Statements of Income
For the Three and Nine Months Ended September 30, 2004 and 2003
(Unaudited)
	Three Months Ended 2004	Three Months Ended 2003 (Restated)	Nine Months Ended 2004	Nine Months Ended 2003 (Restated)

Interest Income
Loans	$5,276,214	$3,409,848	$14,561,607	$8,661,253
Held-to-maturity securities	95,902	84,297	285,747	266,151
Deposits with banks	13,446	18,725	56,844	55,115
Total interest income	5,385,562	3,512,870	14,904,198	8,982,519

Interest Expense
Debt certificates	54,804	-	135,357	-
Lines of credit	17,481	-	17,481	-
	72,285	-	152,838	-

Net Interest Income	5,313,277	3,512,870	14,751,360	8,982,519

Provision for Loan Losses	312	29,975	9,666	73,397

Interest Income After Provision for Loan Losses	5,312,965	3,482,895	14,741,694	8,909,122

Other Income	46,000	37,144	130,543	66,997
	5,358,965	3,520,039	14,872,237	8,976,119

Other Expense	1,005,597	604,923	2,672,337	1,436,363

Income Before Minority Interest	4,353,368	2,915,116	12,199,900	7,539,756

Minority Interest	-	2,631,179	-	7,144,565

Net Income	$4,353,368	$283,937	$12,199,900	$395,191

Basic and Diluted Earnings per Common Share	$0.16	$0.23	$0.50	$0.62

Dividends Declared and Paid per Common Share	$0.16	$0.02	$0.47	$0.11

See Notes to Consolidated Financial Statements

Foundation Capital Resources, Inc.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2004 and 2003
(Unaudited)
Operating Activities	2004	2003 (Restated)
Net income	$12,199,900	$395,191
Items not requiring (providing) cash
Provision for loan losses	9,666	73,397
Accretion of discounts on loans	(550,266)	(372,717)
Accretion of discounts on held-to-maturity securities	(2,599)	(4,049)
Amortization of deferred loan origination fees	(117,381)	(59,180)
Amortization of debt offering expense	129,025	-
Changes in
Due from affiliates	448,159	(102,947)
Interest receivable	(1,636,171)	(973,724)
Other assets	51,954	(13,870)
Accounts payable and accrued expenses	(172,572)	75,680

Net cash provided by (used in) operating activities	10,359,715	(982,219)

Investing Activities
Origination and purchase of loans	(116,693,261)	(92,017,440)
Proceeds from principal payments on loans	63,922,997	34,968,471
Proceeds from sale of mortgage loans	4,603,994	4,458,738
Purchases of held-to-maturity securities	(69,826)	(912,288)
Maturities of held-to-maturity securities	17,876	152,156

Net cash used in investing activities	(48,218,220)	(53,350,363)

Financing Activities
Proceeds from issuance of common stock	33,069,999	13,460,000
Proceeds from issuance of debt certificates	4,745,500	-
Payments for retirement of preferred stock	-	(2,000)
Proceeds from borrowings on line of credit	1,500,000	-
Payment of costs related to issuance of debt certificates	(76,802)	(357,204)
Dividends paid	(513,249)	(211,021)
Increase in minority interest	-	38,438,969

Net cash provided by financing activities	38,725,448	51,328,744

Increase (Decrease) in Cash and Cash Equivalents	866,943	(3,003,838)

Cash and Cash Equivalents, Beginning of Period	3,019,897	6,406,403

Cash and Cash Equivalents, End of Period	$3,886,840	$3,402,565

Supplemental Cash Flows Information
Debt offering costs in accrued expenses	$10,170	$-
Real estate acquired in foreclosure	$344,456	$2,712,947
Dividends reinvested in common stock	$11,590,664	$67,258
Dividends declared not paid	$8,304	$804

See Notes to Consolidated Financial Statements

Foundation Capital Resources, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1: Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Foundation Capital Resources, Inc. ("Foundation Capital") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. The financial statements presented herein reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of Foundation Capital for the periods presented. Those adjustments consist only of normal recurring adjustments. Operating results for the three months ended September 30, 2004 and the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full year.

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

     Minority Interest

During the three and nine months ended September 30, 2003, the Limited Partnerships were recorded as minority interest on Foundation Capital's consolidated statement of income because, as the sole general partner, Foundation Capital effectively controlled the Limited Partnerships.

     Reclassifications

Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 financial statement presentation. These reclassifications had no effect on net earnings.

Note 2: Earnings Per Share

Earnings per share were computed as follows:
	Nine Months Ended September 30, 2004
	Income	Weighted Average Common Shares	Per Share Amount

Net income	$12,199,900

Basic and diluted earnings per share
Income allocable to common shareholders	$12,199,900	24,626,288.5	$0.50

	Restated Nine Months Ended September 30, 2003
	Income	Weighted Average Common Shares	Per Share Amount

Net income	$395,191

Basic and diluted earnings per share
Income allocable to common shareholders	$395,191	636,495.8	$0.62

	Three Months Ended September 30, 2004
	Income	Weighted Average Common Shares	Per Share Amount

Net income	$4,353,368

Basic and diluted earnings per share
Income allocable to common shareholders	$4,343,368	27,542,221.6	$0.16

	Restated Three Months Ended September 30, 2003
	Income	Weighted Average Common Shares	Per Share Amount

Net income	$283,937

Basic and diluted earnings per share
Income allocable to common shareholders	$283,937	1,217,643.7	$0.23

Note 3: Debt Certificates

During 2003, Foundation Capital commenced a public offering of up to $55,000,000 of collateralized debt certificates with terms varying from three to ten years with interest rates currently ranging from 4.35 percent to 6.20 percent. These debt certificates are collateralized by specific loans held in Foundation Capital's portfolio. As of September 30, 2004, debt certificate obligations totaling $5,016,500 were outstanding with the following maturities:
2006	$3,998,500
2008	226,000
2010	121,000
2013	671,000
$5,016,500

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

Note 5:          Merger of OCA Fund I

In June 2004, Foundation Capital's Board of Directors and shareholders approved the merger of OCA Fund I, a company related through a common ownership, with Foundation Capital as the surviving corporation. The merger was effective on June 30, 2004, and was consummated through the exchange of 1,893,145 shares of Foundation Capital common stock for all of the OCA Fund I capital contributions at a rate of one share of Foundation Capital common stock for each $10.00 of capital contributions. The assets and liabilities of OCA Fund I were transferred to Foundation Capital at their existing carrying values, as the merger was accounted for as a combination of entities under common control. The 2004 financial statements include the results of operations of OCA Fund I as though the merger occurred on January 1, 2004. The 2003 financial statements were restated to include the OCA Fund I financial position as of December 31, 2003, and the results of its operations and its cash flows for the three month and nine month periods ended September 30, 2003.

Below is a reconciliation of Foundation Capital's previously reported balance sheet as of December 31, 2003 and statements of income for the three and nine months ending September 30, 2003, to the restated statements.

Consolidated Balance Sheet Reconciliation (Unaudited)
	Previously Stated 12/31/2003	OCA Fund I 12/31/2003	Restated 12/31/2003
Assets
Cash and cash equivalents	$2,920,458	$99,439	$3,019,897
Due from affiliates	431,917	3,414	435,331
Interest receivable	1,929,754	139,179	2,068,933
Loans receivable, net of allowance for loan losses
and unamortized discounts	205,487,203	17,754,665	223,241,868
Held-to-maturity securities	3,773,119	750,000	4,523,119
Foreclosed assets held for sale, net	3,257,006	-	3,257,006
Deferred debt offering costs	766,823	-	766,823
Other	82,953	-	82,953
Total assets	$218,649,233	$18,746,697	$237,395,930

Liabilities and Shareholders' Equity

Liabilities
Due to affiliates	$171,144	$(170,798)	$346
Accounts payable and accrued expenses	241,328	1,501	242,829
Debt certificates	271,000	-	271,000
Total liabilities	683,472	(169,297)	514,175

Shareholders' Equity
Common stock	218,125,761	18,915,994	237,041,755
Additional paid-in-capital (deficit)	(160,000)	-	(160,000)
Retained earnings	-	-	-
Total shareholders' equity	217,965,761	18,915,994	236,881,755

Total liabilities and shareholders' equity	$218,649,233	$18,746,697	$237,395,930

Consolidated Statements of Income Reconciliation (Unaudited)
	Previously Stated Three Months Ended 2003	OCA Fund I Three Months Ended 2003	Restated Three Months Ended 2003	Previously Stated Nine Months Ended 2003	OCA Fund I Nine Months Ended 2003	Restated Nine Months Ended 2003
Interest Income
Loans	$3,233,149	$176,699	$3,409,848	$8,428,854	$232,399	$8,661,253
Held-to-maturity
securities	84,297	-	84,297	266,151	-	266,151
Deposits with banks	17,722	1,003	18,725	52,386	2,729	55,115
	3,335,168	177,702	3,512,870	8,747,391	235,128	8,982,519

Interest Expense
Debt Certificates	-	-	-	-	-	-

Net Interest Income	3,335,168	177,702	3,512,870	8,747,391	235,128	8,982,519

Provision for Loan
Losses	26,843	3,132	29,975	68,985	4,412	73,397

Interest Income
After Provision for
Loan losses	3,308,325	174,570	3,482,895	8,678,406	230,716	8,909,122

Other Income	37,144	-	37,144	66,997	-	66,997
	3,345,469	174,570	3,520,039	1,419,607	16,756	1,436,363

Other Expense	593,826	11,097	604,923	1,419,607	16,756	1,436,363

Income Before
Minority Interest	2,751,643	163,473	2,915,116	7,325,796	213,960	7,539,756

Minority Interest	2,631,179	-	2,631,179	7,144,565	-	7,144,565

Net Income	$120,464	$163,473	$283,937	$181,231	$213,960	$395,191

Item 2.          Management's Discussion and Analysis or Plan of Operation

The following Management's Discussion and Analysis or Plan of Operation includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See "Forward-Looking Statements" at the beginning of this Form 10-QSB.

Overview

          Foundation Capital Resources, Inc., a Georgia corporation, was formed in June 2000 to engage primarily in the business of providing mortgage financing to churches, colleges, schools and other nonprofit organizations throughout the United States. We currently focus our business activities on utilizing our strategic partners and originating our own mortgage loans. We also purchase mortgage loans made to churches and other nonprofit organizations and may invest in mortgage bonds issued by such organizations.

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

          Foundation Capital has identified the following critical accounting policies and significant estimates and judgments as critical to its business operations and the understanding of its results of operations. For a detailed discussion on the application of these significant estimates and judgments and our accounting policies, see Note 1 of the Consolidated Financial Statements included in Foundation Capital's Annual Report on Form 10-KSB for the year ended December 31, 2003.

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

Financial Condition

          Loans Receivable, Net
	September 30, 2004	Restated December 31, 2003	Change	Percent Change
Loans Receivable, Net	$271,721,664	$223,241,868	$48,479,796	21.7%

          The increase in loans receivable, net, during the first nine months of 2004 was primarily funded by the sale of common stock to existing shareholders of approximately $33,100,000, dividend reinvestments of approximately $11,600,000 and the sale of approximately $5,000,000 in debt certificates.

          Allowance for Loan Losses and Unamortized Discounts
	September 30, 2004	Restated December 31, 2003	Change	Percent Change
Allowance for Loan Losses and Unamortized Discounts	$4,748,716	$3,686,412	$1,062,304	28.8%

          The increase in the allowance for loan losses and unamortized discounts during the first nine months of 2004 was primarily due to a $1,052,638 increase in unamortized discounts. Foundation Capital has not recognized any charge-offs on loans since it began business in June 2000.

          Loans and Foreclosed Assets Held for Sale

          In November 2000, Foundation Capital made a loan to a church totaling approximately $2,500,000 to refinance its then-current indebtedness and to fund a development project for future growth. The loan remained current and the borrower was performing as agreed until mid-2001, when the church became delinquent in its loan payments. In January 2003, following a period of discussions and negotiations, Foundation Capital sent a default notice to the church and default proceedings began. Also in January 2003, the church involved in this matter voted to dissolve. In March 2003, Foundation Capital foreclosed on the property. The property is currently leased to a different church and related school under a one-year lease pursuant to which Foundation Capital collects monthly rent of $18,000. This provides Foundation Capital with revenue in an annual amount equal to approximately 8.0 percent of the recorded asset value of the property. Discussions with potential new owners of the property are continuing both as to the ultimate sale of the property as well as to continue the lease of the property for an additional year. The property is recorded on the balance sheet at September 30, 2004, as foreclosed assets held for sale, net, in the amount of $2,712,597.

          In November 2001, Foundation Capital made a land acquisition loan to a church in the amount of approximately $517,000. In January 2003, the church became delinquent in its loan payments. In October 2003, following a period of discussions and negotiations, Foundation Capital foreclosed on the property, at a price of $570,000, covering principal, interest, late fees and other expenses. The property sold as of October 19, 2004. for $645,756. The property is recorded on the balance sheet at September 30, 2004, as foreclosed assets held for sale, net, in the amount of $524,409.

          In July 2003, Foundation Capital made a permanent loan to a church in the amount of $350,000. In April 2004, after the church became delinquent in its loan payments, and following a period of discussions and negotiations, Foundation Capital foreclosed on the property. Foundation Capital believes at this time that the property has a resale value that will minimize any resulting loss in excess of the carrying amount of the loan. The property is recorded on the balance sheet at September 30, 2004, as foreclosed assets held for sale, net, in the amount of $364,456.

          In July 2001, Foundation Capital made a bond collateralized loan in the amount of $1,500,000 in connection with the construction of a new student dormitory at a church seminary. The building was completed and students occupied the building. Soon thereafter, several students became ill with various upper-respiratory symptoms attributed to toxic mold. The students were removed from the facility and a lawsuit was filed against the contractor and subcontractors by the church seminary. The church seminary has been unable to meet its debt obligation to Foundation Capital due to the loss of revenue associated with dormitory rent plus the added expense it has incurred for subsidizing off-campus housing for its students. Reliance Trust Company, acting as trustee, has had extensive discussions with the church seminary and its attorneys, and has hired legal counsel to represent the bond holders in a foreclosure action. During the foreclosure proceedings the church filed a counterclaim against the Trustee. As a result, the foreclosure action is anticipated to be settled in 2005. The September 30, 2004 outstanding loan balance of $1,500,000 is identified as delinquent and non-accruing and is recorded on the balance sheet in loans receivable, net.

          In February 2003, Foundation Capital made a permanent loan to a church in the amount of $2,500,000. In late 2003, the church began experiencing some difficulties that ultimately led to the termination of the pastor. Foundation Capital has met with the church's new pastor and church leadership to develop an action plan to address the delinquency. At this time, Foundation Capital believes that payments will be brought to a current condition. The September 30, 2004 outstanding loan balance of $2,586,188 is identified as delinquent and non-accruing and is recorded on the balance sheet in loans receivable, net.

          In July 2002, Foundation Capital made a permanent loan to a church in the amount of $736,250. The church was several months behind in its payments before it began making substantial payments and working on additional fund-raisers. However, no payments have been received in the third quarter and Foundation Capital has begun the foreclosure process. The September 30, 2004 outstanding loan balance of $735,094 is identified as delinquent and non-accruing and is recorded on the balance sheet in loans receivable, net.

Results of Operations

          Nine Months Ended September 30, 2004 Compared to Restated Nine Months Ended September 30, 2003

          During the first nine months of 2004, Foundation Capital's net income totaled $12,199,900, as compared to $395,191 for the first nine months of 2003. This increase was primarily due to a $5,768,841 increase in net interest income as a result of our increasing loan portfolio and a $7,144,565 decrease in minority interest expense as a result of the December 31, 2003 merger of the Limited Partnerships (as discussed in the notes to the consolidated financial statements).

          Net Interest Income
	Nine Months Ended September 30, 2004	Restated Nine Months Ended September 30, 2003	Change	Percent Change

Net Interest Income	$14,751,360	$8,982,519	$5,768,841	64.2%

          The increase in interest income was primarily due to a greater amount of loans receivable that were outstanding during the first nine months of 2004, as compared to the first nine months of 2003. During the first nine months of 2004, Foundation Capital originated and purchased loans totaling $116,693,261, compared to $92,017,440 of loans that were originated and purchased in the first nine months of 2003. The balance of loans receivable, net, was $271,721,664 at September 30, 2004, compared to $171,795,895 at September 30, 2003, a 58 percent increase.

          Other Expense
	Nine Months Ended September 30, 2004	Restated Nine Months Ended September 30, 2003	Change	Percent Change

Other Expense	$2,672,337	$1,436,363	$1,235,974	86.0%

          The components of the increase in other expense were:
	2004	Restated 2003	Change

Management Fees	$2,413,552	$1,387,910	$1,025,642
Loan Origination Fee (Expense Reduction)	(526,574)	(443,372)	(83,202)
Debt Certificate-Related Expenses	134,945	-	134,945
Accounting, Audit, Consulting and Legal Fees	348,449	182,742	165,707
Loan Referral and Servicing Fees	162,392	193,529	(31,137)
Insurance Expense	66,115	64,316	1,799
Other	73,458	51,238	22,220
Total	$2,672,337	$1,436,363	$1,235,974

          The increase in management fees was due primarily to the increase in invested assets during the last twelve months. Management fees paid by Foundation Capital to the Manager are equal to 0.3 percent of cash and cash equivalents, plus 1.25 percent of the balance of Average Invested Assets (as defined in the Management Agreement between Foundation Capital and the Manager). The increases in loan origination fees and loan referral and service fees were primarily due to the increase in new loans closed during the first nine months of 2004, as compared to the first nine months of 2003. The increase in debt certificate-related expenses resulted from the amortization of related deferred costs and trustee fees. The increase in accounting, audit, consulting and legal fees was due primarily to increased expenses associated with regulatory filings.

          Three Months Ended September 30, 2004 Compared to Restated Three Months Ended September 30, 2003

          During the third quarter of 2004, Foundation Capital's net income totaled $4,353,368, as compared to $283,937 for the third quarter of 2003. This increase was primarily due to a $1,800,407 increase in net interest income and a $2,631,179 decrease in minority interest expense as a result of the December 31, 2003 merger of the Limited Partnerships (as discussed in the notes to the consolidated financial statements).

          Net Interest Income
	Three Months Ended September 30, 2004	Restated Three Months Ended September 30, 2003	Change	Percent Change

Net Interest Income	$5,313,277	$3,512,870	$1,800,407	51.3%

          The increase in interest income was primarily due to a greater amount of loans receivable that were outstanding during the third quarter of 2004, as compared to the third quarter of 2003. The three month average of loans receivable, net, was approximately $280,535,000 in the third quarter of 2004, compared to approximately $166,277,000 in the third quarter of 2003.

          Other Expense
	Three Months Ended September 30, 2004	Restated Three Months Ended September 30, 2003	Change	Percent Change

Other Expense	$1,005,597	$604,923	$400,674	66.2%

          The components of the increase in other expense were:
	2004	Restated 2003	Change

Management Fees	$902,923	$537,345	$365,578
Loan Origination Fee (Expense Reduction)	(163,893)	(168,566)	4,673
Debt Certificate-Related Expenses	44,256	-	44,256
Accounting, Audit, Consulting and Legal Fees	98,688	78,775	19,913
Loan Referral and Servicing Fees	69,640	117,140	(47,500)
Insurance Expense	22,132	20,966	1,166
Other	31,851	19,263	12,588
Total	$1,005,597	$604,923	$400,674

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

          Foundation Capital has cancelled a $2,000,000 line of credit with a financial institution that was procured in the second quarter of 2004. In the third quarter of 2004, Foundation Capital procured a $5,000,000 line of credit with another financial institution, and may draw down on the line of credit from time to time as necessary, to maintain Foundation Capital's liquidity. At September 30, 2004, there was $1,500,000 outstanding on this line of credit.

          Subsequent to September 30, 2004, Foundation Capital has also procured a $125,000,000 line of credit with a syndicate of financial institutions, and may draw down on that line of credit from time to time as necessary, to maintain Foundation Capital's liquidity.
	Nine Months Ended September 30, 2004	Restated Nine Months Ended September 30, 2003	Change	Percent Change

Net Cash Provided by (Used In) Operating Activities	$10,359,715	($982,219)	$11,341,934	1154.7%

          The components of the increase in cash provided by operating activities were:
	Nine Months Ended September 30, 2004	Restated Nine Months Ended September 30, 2003	Change
Net Income	$12,199,900	$395,191	$11,804,709
Interest Receivable	(1,636,171)	(973,724)	(662,447)
Accretion of Discounts on Loans and Held-to-Maturity Securities	(552,865)	(376,766)	(176,099)
Due From Affiliates	448,159	(102,947)	551,106
Accounts Payable and Accrued Expenses	(172,572)	75,680	(248,252)
Amortization of Debt Offering Expense	129,025	-	129,025
Amortization of Deferred Origination Fees	(117,381)	(59,180)	(58,201)
Other Assets	51,954	(13,870)	65,824
Provision for Loan Losses	9,666	73,397	(63,731)
Total	$10,359,715	$(982,219)	$11,341,934

          The change of $551,106 in amounts due from affiliates resulted from payments received by the Manager from borrowers on behalf of Foundation Capital in 2003. In performing its loan servicing responsibilities, payments from borrowers were initially made to the Manager and were then appropriately remitted to Foundation Capital. In the third quarter of 2004, Foundation Capital began receiving these payments directly. The increase in the accretion of discounts on loans and held-to-maturity securities of $176,099 resulted from the increase in the amount of loans originated in 2004 at a discount, as compared to 2003. The increase of $58,201 in the amortization of deferred origination fees resulted from additional loans made in the last three months of 2003 and the first nine months of 2004 that had deferred origination fees. The increase of $662,447 in interest receivable is primarily due from the increase in loans receivable, net.
	Nine Months Ended September 30, 2004	Restated Nine Months Ended September 30, 2003	Change	Percent Change
Net Cash Used in Investing Activities	($48,218,220)	($53,350,363)	$5,132,143	9.6%

          The components of the decrease in cash used in investing activities were:
	Nine Months Ended September 30, 2004	Restated Nine Months Ended September 30, 2003	Change
New Loans Originated and Purchased	$(116,693,261)	$(92,017,440)	$(24,675,821)
Proceeds from Principal Payments on Loans	63,922,997	34,968,471	28,954,526
Proceeds from Sale of Mortgage Loans	4,603,994	4,458,738	145,256
Purchases of Held-To- Maturity Securities	(69,826)	(912,288)	842,462
Maturities of Held-To- Maturity Securities	17,876	152,156	(134,280)
Total	$(48,218,220)	$(53,350,363)	$5,132,143

          During the first nine months of 2004, Foundation Capital originated $24,675,821 more in loans than were originated during the first nine months of 2003, primarily due to three loans originated totaling approximately $24,000,000. Proceeds from principal payments totaled $28,954,526 more during the first nine months of 2004 than in 2003, primarily due to the payoff of eight loans totaling approximately $25,900,000. Purchases of held-to-maturity securities totaled $69,826 during the first nine months of 2004, a decrease of $842,462 as compared to $912,288 in the first nine months of 2003.
	Nine Months Ended September 30, 2004	Restated Nine Months Ended September 30, 2003	Change	Percent Change
Net Cash Provided by Financing Activities	$38,725,448	$51,328,744	($12,603,296)	-24.6%

          The components of the decrease in cash provided by financing activities were:

	Nine Months Ended September 30, 2004	Restated Nine Months Ended September 30, 2003	Change
Proceeds from Issuance of Common Stock	$33,069,999	$13,460,000	$19,609,999
Proceeds from Issuance of Debt Certificates	4,745,500	-	4,745,500
Proceeds from borrowing on line of credit	1,500,000	-	1,500,000
Payments for Retirement of Preferred Stock	-	(2,000)	2,000
Increase in Minority Interest	-	38,438,969	(38,438,969)
Payment of Costs Related to Issuance of Debt Certificates	(76,802)	(357,204)	280,402
Dividends Paid	(513,249)	(211,021)	(302,228)
Total	$38,725,448	$51,328,744	$(12,603,296)

          In the first nine months of 2004, $33,069,999 of common stock and $4,745,500 of debt certificates were issued and $1,500,000 was draw against a line of credit with a financial institution that began in the third quarter of 2004. The funds drawn on the line of credit are used for short-term cash flow needs. In the first nine months of 2003, $13,460,000 of common stock was issued and the limited partners invested $38,438,969, which was recorded as minority interest. As discussed in the notes to the consolidated financial statements, on December 31, 2003, all of the Limited Partnership interests were converted into shares of Common Stock of Foundation Capital.

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

          At September 30, 2004 and September 30, 2003, Foundation Capital had outstanding commitments to make loans aggregating approximately $54,325,000 and $74,885,000 respectively, the majority of which are at fixed rates of interest for three years or less and adjustable periodically thereafter, extending over varying periods of time with the majority to be disbursed within a one-year period.

          At September 30, 2004, Foundation Capital had the following obligations related to outstanding Debt Certificates:
Maturity	Amount
2006	$3,998,500
2008	226,000
2010	121,000
2013	671,000
$5,016,500

Item 3.          Controls and Procedures

          We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on and as of the time of that evaluation, management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report, for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. Management, including our Chief Executive Officer and our Chief Financial Officer, also concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to Foundation Capital required to be included in our periodic SEC filings. There was no change in Foundation Capital's internal control over financial reporting that occurred during the three months ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, Foundation Capital's internal control over financial reporting.

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

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

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

The Certificates are being offered on a best efforts basis by Rives, Leavell and Company, Inc., an Alabama corporation (the "Underwriter"). As of November 2, 2004, debt certificates have been sold as follows:
Series	Principal Amount
Series A Certificates	$4,018,500
Series B Certificates	226,000
Series C Certificates	121,000
Series D Certificates	858,000
Total	$5,223,500

          From the effective date of the Registration Statement through September 30, 2004, Foundation Capital incurred the following expenses:

Underwriting commissions	$59,215
Finders' fees	-
Underwriters' expenses	710
Other expenses	113,406
Total	$173,331

The net offering proceeds to Foundation Capital through September 30, 2004, after deducting the above expenses were $4,843,169. The net offering proceeds were used by Foundation Capital in the first nine months of 2004 to fund loans made to other parties.

Item 5.          Other Information

          On November 4, 2004, Foundation Capital Resources, Inc. ("Foundation Capital") entered into a Revolving Credit Agreement (the "Agreement") with KeyBank National Association, Wells Fargo Foothill, Inc., Harris Trust and Savings Bank, Bank Midwest, N.A., such other lending institutions as might later become parties to the Agreement pursuant to Section 18 of the Agreement (collectively, the "Banks"), KeyBank National Association as Agent for the Banks and Wells Fargo Foothill, Inc. as Syndication Agent for the Banks. Through the Agreement, and subject to the terms and conditions of the Agreement, the Banks have made available to Foundation Capital a four year revolving credit facility of up to $125,000,000.

          There are two types of loans available through the revolving credit facility: Base Rate Loans and LIBOR Rate Loans. Base Rate Loans are to be in a minimum aggregate amount of $1,000,000 or an integral multiple of $100,000 in excess thereof, with an interest rate tied to the greater of the prime rate or 1/2 of one percent (0.5%) above the Federal Funds Effective Rate as set forth in the Agreement. LIBOR Rate Loans are to be in a minimum aggregate amount of $2,000,000 or an integral multiple of $100,000 in excess thereof, with an interest tied to the LIBOR as set forth in the Agreement. There are to be no more than six LIBOR Rate Loans outstanding at any one time. The Agreement provides a mechanism by which Foundation Capital may elect to convert any of its outstanding loans from one type to the other.

          Foundation Capital is to pay an unused facility fee due quarterly and calculated based on the ratio of the average daily amount of borrowing under the credit facility during each quarter to the sum of the commitment of the Banks ($125,000,000 as of the date of the Agreement). If this facility usage ratio is 50% or less, the facility fee is 0.30% per annum of the average unused portion of the credit facility. Otherwise, the fee is 0.15% per annum.

          Foundation Capital may use the proceeds of the loans provided through the revolving credit facility solely for the purposes set forth in the Agreement, including, among others, to make Qualifying Mortgage Loans (as defined), to repay outstanding Indebtedness (as defined) and for working capital (subject to limitations set forth in the Agreement).

          The Agreement contains representations and warranties and affirmative and negative covenants, including, but not limited to, the following financial covenants:

          (a)           Foundation Capital will not permit the Outstanding Loans (as defined) as of the date of determination to exceed the Borrowing Base (as defined) as determined as of the same date;

          (b)          Foundation Capital will not, as of the end of any fiscal quarter of Foundation Capital, permit Borrowing Base Adjusted EBITDA (as defined) for the period covered by the four previous consecutive fiscal quarters (treated as a single accounting period) to be less than 2.25 times the Facility Interest Expense (as defined) for such period;

          (c)          Foundation Capital will maintain certain limits on the percentages of the Borrowing Base (as defined) that may be accounted for by certain Qualifying Mortgage Loans (as defined);

          (d)          Foundation Capital will not at any time permit the ratio of Consolidated Total Liabilities (as defined) to Consolidated Total Adjusted Asset Value (as defined) to exceed .50 to 1;

          (e)          Foundation Capital will not, as of the end of any fiscal quarter of Foundation Capital, permit its Adjusted EBITDA (as defined) for the period covered by the four previous consecutive fiscal quarters (treated as a single accounting period) to be less than 2.25 the Interest Expense (as defined) of Foundation Capital for such period;

          (f)          Foundation Capital will not permit its Consolidated Tangible Net Worth (as defined) to be less than $250,000,000.00 plus seventy-five percent of any Net Offering Proceeds (as defined) received by Foundation Capital after the date of the Agreement;

          (g)           Foundation Capital will not permit the aggregate outstanding principal balances of all Non-Performing Assets (as defined) to exceed an amount equal to fifteen percent of the sum of its Consolidated Tangible Net Worth plus Actual Loan Loss Reserve Balance (as defined).

          The Agreement limits the amount of other permitted indebtedness of Foundation Capital. Among other limitations, the indebtedness under Foundation Capital's Debt Certificates now outstanding or issued in the future may not exceed $30,000,000; Foundation Capital's line of credit with another bank may not exceed $5,000,000; and Foundation Capital's combined indebtedness under these Debt Certificates and this other line of credit may not exceed $30,000,000.

          The Agreement requires Foundation Capital to, within three months after the date of the Agreement, obtain and maintain an Interest Rate Contract (as defined) satisfactory to KeyBank National Association as Agent on at least $50,000,000 of the loans extended to Foundation Capital by the Banks under the Agreement for a period of two years. Before the end of that two-year period, Foundation Capital is to enter into one or more new Interest Rate Contracts (as defined) satisfactory to KeyBank National Association as Agent that provide interest rate protection for at least 50% of the sum of the commitments of the Banks to make or maintain loans to Foundation Capital under the Agreement and that shall remain in place until the Maturity Date (as defined).

          The Agreement provides that Foundation Capital will maintain with KeyBank National Association as Agent a Lockbox (as defined), governed by a Lockbox Agreement (as defined) pursuant to which the gross interest income and fees received by Foundation Capital for any period, as well as other payments on the Mortgage Loans (as defined), are to be deposited by the Mortgage Loan Obligors (as defined) into the Lockbox. If an Event of Default (as defined) occurs, KeyBank National Association as Agent is to do any or all of the following: (i) exercise exclusive dominion and control over the funds deposited in the Lockbox, (ii) have collections sent to the Lockbox redirected pursuant to its instruction, (iii) apply the balance in the Lockbox against the Obligations (as defined) in such order and manner as KeyBank National Association as Agent deems desirable, and (iv) take any or all other actions KeyBank National Association as Agent is permitted to take as set forth in the Agreement. KeyBank National Association as Agent is to have a first priority perfected security interest in the Lockbox.

          Foundation Capital's Obligations (as defined) are to be secured by a perfected first priority lien or security interest to be held by KeyBank as Agent for the benefit of the Banks in substantially all mortgage loans and certain other assets of Foundation Capital, but excluding mortgage loans securing repayment of the other permitted indebtedness. The Agreement restricts Foundation Capital's ability to further encumber its assets.

          The Agreement contains customary events of default. If an event of default occurs and is continuing, Foundation Capital might be required to repay all amounts outstanding under the revolving credit facility.

          The revolving credit facility expires on November 8, 2008, and all outstanding loans under the credit facility, along with all accrued and unpaid interest thereon, become immediately due and payable.

          The description set forth herein of the terms and conditions of the Agreement is qualified in its entirety by reference to the full text of such Agreement, which is filed with this report as Exhibit 10.1.

Item 6.          Exhibits

          Exhibits. The following is a list of exhibits filed as part of this quarterly report on Form 10-QSB.
Exhibit Number	Document

3.1*	Third Amended and Restated Articles of Incorporation of Foundation Capital

3.2#	Bylaws of Foundation Capital

4.1#	Second Amended and Restated Indenture between Foundation Capital and Reliance Trust Company

4.2*	First Amendment to Second Amended and Restated Indenture between Foundation Capital and Reliance Trust Company

10.1	Revolving Credit Agreement between Foundation Capital, Key Bank National Association and other Participating Banks

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C § 1350

#	Incorporated herein by reference to Foundation Capital's Registration Statement on Form S-11 (Commission File No. 333-105923)
*	Incorporated herein by reference to Post-effective Amendment No. 1 to Foundation Capital's Registration Statement on Form S-11 (Commission File No. 333-105923)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOUNDATION CAPITAL RESOURCES, INC.

Date: November 10, 2004	/s/ Bobby D. Ray
Bobby D. Ray, Chief Financial Officer (Principal financial and accounting officer and duly authorized signatory for the registrant)

EXHIBIT INDEX
Exhibit Number	Document

3.1*	Third Amended and Restated Articles of Incorporation of Foundation Capital

3.2#	Bylaws of Foundation Capital

4.1#	Second Amended and Restated Indenture between Foundation Capital and Reliance Trust Company

4.2*	First Amendment to Second Amended and Restated Indenture between Foundation Capital and Reliance Trust Company

10.1	Revolving Credit Agreement between Foundation Capital, Key Bank National Association and other Participating Banks

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C § 1350

#	Incorporated herein by reference to Foundation Capital's Registration Statement on Form S-11 (Commission File No. 333-105923)
*	Incorporated herein by reference to Post-effective Amendment No. 1 to Foundation Capital's Registration Statement on Form S-11 (Commission File No. 333-105923)