Form 10KSB
period 2004-12-31
FOUNDATION CAPITAL RESOURCES INC
filed 2005-03-31
CIK 1126506

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)
☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2004

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from        to

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

          Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒   NO ☐

          Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

          The issuer's revenues for its most recent fiscal year were $20,963,204.

          State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was sold, or the average bid and asked price of such common stock, as of a specified date within the past 60 days. Not applicable.

          The number of shares outstanding of the issuer's common stock at March 28, 2005, was 29,373,368.46 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

          Transitional Small Business Disclosure Format (check one):  YES ☐  NO ☒

TABLE OF CONTENTS

-i-

FORWARD-LOOKING STATEMENTS

          This Form 10-KSB contains certain forward-looking statements related to our future results, including certain projections and statements concerning business trends. Assumptions relating to forward-looking statements involve judgments with respect to, among other things, future economic, competitive and market conditions, future business decisions, the financial services industry and Foundation Capital Resources, Inc. itself, all of which are difficult or impossible to predict accurately and many of which are beyond our control. When used in this Form 10-KSB, the words "estimate," "project," "intend," "believe," "anticipate," "judgment," "forecast," "is likely," "plan," "predict," "expect" and similar expressions are intended to identify forward-looking statements. We believe that the assumptions underlying the forward-looking statements are reasonable; however, any of the assumptions could prove inaccurate, and we may not realize the results contemplated by the forward-looking statements. Management decisions are subjective in many respects and susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our business strategy or capital expenditure plans that may, in turn, affect our financial position or results of operations. In light of the significant uncertainties inherent in the forward-looking information included in this Form 10-KSB, you should not regard the inclusion of such information as our representation that we will achieve any strategy, objectives, financial results or other plans. The forward-looking statements contained in this Form 10-KSB speak only as of the date of this Form 10-KSB, and we disclaim any obligation to update publicly or revise any of these forward-looking statements.

          These and other statements, which are not historical facts, are based largely on management's current expectations and assumptions and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements. These risks and uncertainties include, among others, risks and uncertainties relating to the following factors:
•	Our loans are not insured or guaranteed by any federal or state authority or regulatory agency;

•	Although they currently are, our lending activities need not be geographically diverse across the United States;

•	Changes in local and national economic conditions, particularly interest rates, interest rate relationships and mortgage prepayment rates;

•	Demand for products and services;

•	The degree of competition for church and nonprofit financing;

•	Changes in borrowers' abilities to repay loans;

•	Proceeds from the sale of collateral for certain loans may not be sufficient to recover outstanding interest and principal;

•	Insurance on our real estate and real estate collateral may not cover all potential losses;

•	Governmental and regulatory policy changes;

•	Changes in federal and state income tax laws and regulations, especially those applicable to REITs;

•	The impact of technological advances and issues;

•	The outcome of potential future litigation and contingencies;

•	Environmental compliance costs and liabilities;

•	Lack of access to additional funds;

•	Changes in the legal and regulatory environment in our industry;

•	Failure to remain qualified as a REIT.

These are representative of the risk factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

PART I
ITEM 1.	DESCRIPTION OF BUSINESS

Overview

          Foundation Capital Resources, Inc. ("Foundation Capital," "the Company," "we" or "us"), a Georgia corporation, was formed in June 2000 to engage primarily in the business of providing mortgage financing to churches, colleges, schools and other nonprofit organizations throughout the United States. We currently focus our business activities on working with strategic partners to originate mortgage loans. We also originate mortgage loans, purchase mortgage loans made to churches and other nonprofit organizations, and may invest in mortgage bonds issued by such organizations.

          Currently, we originate and purchase construction loans, interim loans and permanent loans with interest rates that are adjustable, generally every three years. Construction loans typically are made to finance the construction of new facilities or the renovation of existing facilities and generally have maturities of 12 to 18 months. Permanent loans are made either upon the completion of construction or for the refinancing of an existing credit facility, and normally have terms of one to 20 years with payments based upon up to a 30-year amortization schedule. Interim loans are made to borrowers with short-term or temporary needs for capital and generally have maturities of nine to 12 months. All loans are either secured by real property or by mortgage bonds issued by the borrower (referred to as "bond collateralized loans"). Generally, we spread our mortgage loans throughout the United States.

          We seek to enhance the return on our loans by focusing on the origination of short-term loans (one to three years), medium-term loans (three to ten years) and long-term loans (ten to 20 years), and bond collateralized loans. Origination fees and discount points increase the yield on these loans. Except for our bond collateralized loans, most medium-term loans and long-term loans are subject to rate adjustment by Foundation Capital every three years. We generally retain the right to call the loan if there is a material adverse change that threatens the borrower's ability to repay the loan. We generally charge additional fees for the renewal of loans.

          We have developed a loan referral network that we believe is highly effective and mutually beneficial. We have established strategic business relationships with numerous church extension funds and other lending organizations associated with various religious denominations and other nonprofit organizations. These organizations commonly refer loans to us and sometimes participate in loans with us. In addition, Foundation Capital has historically received loan applications from a number of for-profit organizations that specialize in making loans that meet Foundation Capital's loan program profile.

          The Company elected to be taxed as a real estate investment trust ("REIT") commencing with its taxable year ended December 31, 2003. The Company believes that it is organized and has operated in a manner so as to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code") and intends to continue to be organized and operate in such a manner. Foundation Capital will not be subject to federal income taxes on the amount of income or gain that is distributed to our shareholders. To qualify as a REIT, we must distribute at least 90 percent of our taxable income to our shareholders and comply with various other requirements prescribed by the Internal Revenue Code. The Internal Revenue Code defines a REIT as a corporation, trust or association:
•	That is managed by one or more trustees or directors;

•	That issues transferable shares or transferable certificates to its owners;

•	That would be taxable as a regular corporation, but for its election to be taxed as a REIT;

•	That is not a financial institution or an insurance company under the Internal Revenue Code;

•	That is owned by 100 or more persons;

•

That has not more than 50 percent in value of its outstanding stock owned, actually or constructively, by 5 or fewer individuals (as defined in the Internal Revenue Code to include certain entities) during the last half of each year (the "5/50 Rule"); and

•	That meets certain other tests regarding the nature of its income and assets, and the amount of its distributions

          In addition, a corporation may not qualify as a REIT unless its taxable year is the calendar year. The Company has a calendar taxable year.

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

          As of December 31, 2004, we had an aggregate principal amount of loans outstanding of $321,926,619, net of allowances and discounts, to churches and other nonprofit organizations.

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

Merger of OCA Fund I

          In June 2004, Foundation Capital's Board of Directors and shareholders approved the merger of OCA Fund I, a company related through a common ownership, with Foundation Capital as the surviving corporation. The merger was effective on June 30, 2004, and was consummated through the exchange of 1,893,145 shares of Foundation Capital Common Stock for all of the OCA Fund I capital contributions at the rate of one share of Foundation Capital Common Stock for each $10.00 of capital contribution. The assets and liabilities of OCA

Fund I were transferred to Foundation Capital at their existing carrying values, as the merger was accounted for as a combination of entities under common control.

Competition and Market

          Based upon the most recent information available from sources in the church and nonprofit industry and the United States Census Bureau, it was estimated that in 2000, there were more than 450,000 churches in America, and that in that year, these churches collectively spent nearly $8 billion on religious construction projects. Research by the New York-based Dodge Division of McGraw-Hill Construction reveals that during 2002, church construction expenditures exceeded $21 billion. The market for church financing is both broad and fragmented with no one firm having a dominant position in the marketplace.

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

Investment Strategy

          Our investment strategy is to create a diversified portfolio of mortgage loans and mortgage bonds of churches and other nonprofit organizations that preserve our capital base and generate income for distribution to our shareholders.

          We invest primarily in mortgage loans originated by our strategic partners, loans that we originate, or loans that we acquire from other lenders. We also invest in mortgage bonds and loans secured by mortgage bonds. In addition, we may make other investments consistent with applicable REIT requirements, including real property, commercial or residential mortgages, securities of other REITs and government securities.

          As a REIT, Foundation Capital's ability to sell its assets for gain is restricted by the REIT provisions of the Internal Revenue Code.

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

          The Investment Company Act of 1940 exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate." At all times, we intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act. Failure to continue to qualify for this exemption could have a material adverse effect on our financial condition and results of operations.

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

          Revolving Credit Agreement

          On November 4, 2004, Foundation Capital procured a $125 million line of credit with a syndicate of financial institutions, and may draw down on that line of credit from time to time as necessary to maintain Foundation Capital's liquidity (See Item 6. Management's Discussion and Analysis or Plan of Operation, "Revolving Credit Agreement.")

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

                    Interim Loans. Interim loans typically are made to borrowers with short term or temporary needs for capital. Interim loans might be made, for example, to acquire undeveloped real property, to permit a borrower to commence construction while other financing (including a mortgage bond program) is being obtained, or to proceed with capital expenditures prior to receipt of other funds from the sale of property or from pledges by members. These loans generally have maturities of nine to 12 months. An interim loan requires repayment in full (a balloon payment) within a short period of time.

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

          Loan payments generally are received monthly. Other repayment schedules, including weekly, quarterly, or semi-annually, may be made available as appropriate. Late payments generally result in a penalty. Current policy permits borrowers to prepay their loans prior to maturity, in whole or in part, without premium or penalty.

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

Mortgage Bonds

          Many churches, schools and other nonprofit organizations issue bonds secured primarily by first mortgages on real property. These mortgage bonds typically are issued pursuant to a trust indenture and mature serially over a period of six months to 25 years. The bonds are issued in various denominations (normally $250 or more) and pay either simple or compound interest at varying rates with the earliest maturing bonds normally having the lowest rates. From time to time, Foundation Capital invests in these mortgage bonds if they have maturities and interest rates that are attractive to us. All purchases are made with the intent to hold the bond until maturity and not with a view to resell it.

The Manager

          One Capital Advisors, LLC serves as the Manager of Foundation Capital. The Manager is a Georgia limited liability company formed in June 2000 for the purposes of advising Foundation Capital in making mortgage loans to and purchasing mortgage-secured obligations of churches and other nonprofit religious organizations and providing management and administrative services to Foundation Capital. The executive officers of the Manager are Messrs. A. J. Braswell, President and CEO; Barry S. Winford, Senior Vice President - Loan Production; Bobby D. Ray, Senior Vice President, CFO and Treasurer; and Douglas H. Veazey, Senior Vice President - Loan Servicing.

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

          The current Management Agreement is for a one-year term and was entered into by Foundation Capital in April 2004 with the unanimous approval of the Independent Directors. The Management Agreement may be renewed for successive one-year terms, provided that each one-year renewal term is approved by the Independent Directors. In determining whether to renew the Management Agreement, the Independent Directors are to review the performance of the Manager and consider whether the compensation paid to the Manager is reasonable. Foundation Capital may terminate the Management Agreement for any reason with 60 days' written notice to the Manager upon a vote of a majority of the Independent Directors.

          The Manager receives a monthly management fee based upon "Average Invested Assets" (as defined in the Management Agreement) comprised of one-twelfth of 0.3 percent of cash and cash equivalents, plus one-twelfth of 1.25 percent of Average Invested Assets greater than or equal to $100 million.

          Under the Management Agreement, the Manager is to reimburse Foundation Capital to the extent that the total Operating Expenses (defined in the Management Agreement and including the Management Fee) paid during the previous calendar year exceed the greater of (1) two percent of the Average Invested Assets of Foundation Capital for that calendar year, or (2) 25 percent of the net income of Foundation Capital for such calendar year, and to the extent that the Board of Directors determines such reimbursement is justified. If Operating Expenses of Foundation Capital are less than the two percent and 25 percent limitations described above in any subsequent calendar year, Foundation Capital is to pay back to the Manager the earlier amount reimbursed by the Manager, to the extent that the payment plus the Operating Expenses for that year do not exceed the two percent and 25 percent limitations described above, and as long as a majority of the Independent Directors determines that the payment will not create cash flow or dividend challenges for Foundation Capital.

          Foundation Capital has agreed to reimburse, indemnify and hold the Manager harmless for and from all expenses, losses, damages, liabilities, demands, charges, and claims of any nature arising in respect of or from any acts or omissions of the Manager undertaken in good faith and pursuant to the authority the Management Agreement grants the Manager.

Employees

          Foundation Capital has no employees and we do not anticipate having any employees within the next 12 months since our business is operated by the Manager.

Where You Can Find Additional Information

          The Company maintains a website at www.foundationcapitalresources.com, and makes available, free of charge, on its website its annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and if any, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission. Our SEC filings are available to the public over the Internet at the SEC's web site at http://www.sec.gov. You may also read and copy any document we file at the SEC's public reference rooms in Washington, D.C., New York, New York, and Chicago, Illinois. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms.

          Alternatively, at your request, we will provide you, without charge, a copy of any exhibits to this Annual Report on Form 10-KSB. If more information is needed, please call, write or e-mail us at:

Foundation Capital Resources, Inc.
Attn: Mari Irby
1430 Lelia Drive, Suite 100
Jackson, Mississippi 39216
Telephone: (601) 321-1800
Email: mirby@fcrinc.com
ITEM 2.	DESCRIPTION OF PROPERTY

          The Company has a lease through June 30, 2007 for its corporate headquarters, located at 1430 Lelia Drive, Suite 100, Jackson, Mississippi 39216. The lease provides for annual rent of $109,850. The lease charges are included in the management fees paid to the Manager by Foundation Capital. The Company believes that the leased space is adequately covered by insurance and is adequate to meet the Company's foreseeable operating space needs.

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

Investment Policies

          General

          The following is a discussion of our investment policies. The Board of Directors has established these policies and may amend or revise these policies from time to time at its discretion without a vote of the shareholders, except that certain policies with respect to conflicts of interest must be consistent with legal requirements. Foundation Capital acquires interests in real estate primarily for the income generated from such investments and not for possible capital gain.

          Acquisition Policies

          Foundation Capital may, from time to time, and as funds permit, purchase mortgage loans from nonprofit organizations, banks, mortgage companies, trust companies and other REITs, as well as originating its own loans. Prior to purchasing a loan, Foundation Capital may obtain an appraisal of the fair market value from a qualified independent appraiser selected by a majority of the Independent Directors in order to determine whether the purchase price is fair, competitive and commercially reasonable. In addition, Foundation Capital may, to the extent such purchases are consistent with the requirements of the Internal Revenue Code applicable to REITs, purchase and hold other investments such as mortgage bonds. Foundation Capital only invests in mortgage loans and mortgage bonds that meet the credit and other standards established by the Board of Directors. Foundation Capital may invest in or originate first, second or further subordinated mortgages as long as such mortgages satisfy the restrictions listed below.

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

(5)	Foundation Capital may not make or invest in any mortgage loans that are subordinate to any mortgage or equity interest of the Manager, any director or Affiliate thereof.

(6)	Foundation Capital may not invest in the equity securities of any non-governmental company, including other REITs or limited partnerships, for a period in excess of 18 months.

(7)	Foundation Capital may not engage in any short sales of securities or in trading as distinguished from investment activities.

(8)	Foundation Capital may not issue redeemable equity securities.

(9)	Foundation Capital may not engage in underwriting or the agency distribution of securities issued by others.

(10)

Foundation Capital may not issue options or warrants or similar evidence of a right to buy its securities or to purchase its shares to the Manager, directors, Sponsors, or Affiliates, except on the same terms as such options or warrants (or underlying shares), if any, are sold to the general public. The Company may issue options or warrants to persons not so connected with the Company but only as a part of financing arrangements, but not at exercise prices less than the fair market value of such shares on the date of grant and for consideration that in the judgment of a majority of the Independent Directors, has a market value less than the value of such option on the date of grant. Options or warrants issuable to the Manager, directors, Sponsors, or Affiliates shall not exceed an amount equal to 10 percent of the outstanding shares of the Company on the date of grant of any options or warrants.

(11)

Foundation Capital may not issue debt securities unless the historical debt service coverage for the most recently completed fiscal year as adjusted for known changes, is sufficient to properly service the higher level of debt.

(12)	Foundation Capital may not invest in real estate contracts of sale unless such contracts are in recordable form and are appropriately recorded in the chain of title.

(13)

Foundation Capital may not sell (other than in the ordinary course of business on a basis no less favorable to the Company than in an arm's length transaction) any of its assets to the Manager, or the directors or any of their Affiliates.

(14)

Foundation Capital may not acquire assets from any Manager to the Company or any officer or director of the Company, any Sponsor of any Affiliates thereof, without having first obtained an appraisal of the fair market value of the assets from an independent expert selected by a majority of the Independent Directors. The appraisal shall be maintained in the Company's records for at least five years, and shall be available for inspection and duplication by any shareholder.

(15)	Foundation Capital may not issue its shares on a deferred payment basis or other similar arrangement.

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

          Other Policies

          Although we do not currently intend to, we may make acquisitions and investments other than as previously described. Foundation Capital has authority to issue senior securities. Foundation Capital also has authority to offer its shares of Common Stock or other equity or debt securities in exchange for property and to repurchase or otherwise reacquire its Common Stock or any other securities and may engage in such activities in the future. Foundation Capital will not engage in trading, underwriting, or the agency distribution or sale of securities of other companies. At all times, we attempt to make investments in such a manner as to be consistent with the requirements of the Internal Revenue Code applicable to REITs unless, because of the circumstances or changes in the Internal Revenue Code (or the regulations promulgated thereunder), the Board of Directors determines that it is no longer in the best interest of Foundation Capital to continue to be qualified as a REIT. Foundation Capital's policies with respect to such activities may be reviewed and modified from time to time by Foundation Capital's Board of Directors without notice to, or the vote of, the shareholders.
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

          None.

PART II
ITEM 5.	MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

          None of our issued and outstanding shares of Common Stock are admitted for trading to any securities exchange or other public market. There is no established public trading market for our Common Stock.

Shareholders

          As of December 31, 2004, there were 115 holders of record of our Common Stock.

Dividends

          For the fiscal years ended December 31, 2004 and 2003, Foundation Capital paid dividends of $17,068,391 ($0.64 per share) and $540,185 ($0.58 per share), respectively, to holders of Foundation Capital's Common Stock. Dividends are payable at the discretion of the Board of Directors and depend on the amount of funds available from operations of Foundation Capital, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and other factors that the Board of Directors deems relevant. See "Item 1-Description of Business-Operating Restrictions" for other restrictions that limit, or may in the future limit, Foundation Capital's ability to pay dividends on its Common Stock.

          The Company currently pays cash dividends on a quarterly basis. Foundation Capital declared and paid the following dividends for the years ended December 31, 2004 and 2003:
Record Date	Dividend Per Share

2004

December 31, 2004	$0.16

December 30, 2004	$0.01	***

September 30, 2004	$0.16

June 30, 2004	$0.14	($0.15 Pro Forma**)

March 31, 2004	$0.16

2003

December 31, 2003	$0.00	($0.16 Pro Forma*)

September 30, 2003	$0.16

June 30, 2003	$0.17

March 31, 2003	$0.16

* Pro Forma excludes common stock converted from Limited Partnership Interests as a result of the merger of FCP I and FCP II with and into Foundation Capital on December 31, 2003.

** Pro Forma excludes common stock converted from LLC member interests as a result of the merger of OCA Fund I into Foundation Capital on June 30, 2004

*** Special year end dividend

          To be in compliance with the covenants of our revolving credit agreement with KeyBank National Association, Foundation Capital is not permitted to make distributions that exceed funds available for distribution. To qualify as a REIT, Foundation Capital must distribute at least 90 percent of our taxable income to our shareholders.

Repurchases of Equity Securities

          Foundation Capital did not repurchase any of its outstanding equity securities during the fourth quarter of 2004.

Equity Compensation Plans

          Foundation Capital does not maintain any equity compensation plans.

Recent Sales of Unregistered Securities

          Common Stock. During 2004, a total of 1,644,847.1 shares of Foundation Capital Common Stock were issued pursuant to the reinvestment by existing shareholders of $16,448,471 through Foundation Capital's Dividend Reinvestment Plan. During the three months ended December 31, 2004, a total of 485,780.8 shares of Foundation Capital Common Stock were issued pursuant to the reinvestment of $4,857,808 of dividends by existing shareholders on December 31, 2004 through Foundation Capital's Dividend Reinvestment Plan. These issuances of shares pursuant to the Dividend Reinvestment Plan were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

          During the fourth quarter of 2004, additional Common Stock was issued as follows:
Date	Number of Shares	Amount
October 15, 2004	13,000	$130,000
October 21, 2004	652,600	6,526,000
Total	665,600	$6,656,000

All shares were purchased by existing shareholders and were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

          Securities Act Exemptions. Recipients of securities in the transactions described above represented their intention to acquire the securities for investment purposes only and not with a view to or for the sale in connection with any distribution of those securities issued in those transactions. All recipients of these securities had adequate access, through their relationships with us or otherwise, to information about us and the shares of Common Stock acquired.

Use of Proceeds from Registered Securities

          In November 2003, Foundation Capital began the public offering of up to $55,000,000 of its Redeemable Certificates of Indebtedness (2003 Series A, B, C and D) (collectively, the "Certificates") pursuant to a Registration Statement on Form S-11 (SEC File Number 333-105923). A summary of the title of each class of securities, the amount registered, and the aggregate price of the offering amount registered is as follows:

Title of Each Class of Securities Registered	Amount Registered	Aggregate Price

Series A Certificate of Indebtedness Series B Certificate of Indebtedness Series C Certificate of Indebtedness Series D Certificate of Indebtedness	$13,750,000 $13,750,000 $13,750,000 $13,750,000	$13,750,000 $13,750,000 $13,750,000 $13,750,000

The Certificates were offered on a best efforts basis by Rives, Leavell and Company, Inc., an Alabama corporation (the "Underwriter"). As of December 9, 2004, an aggregate total of $4,023,500 in principal amount of Series A Certificates, $226,000 in principal amount of Series B Certificates, $121,000 in principal amount of Series C Certificates and $868,000 in principal amount of Series D Certificates have been sold.

          From the effective date of the Registration Statement through December 9, 2004, the date the offering was terminated, Foundation Capital incurred the following expenses:
Underwriting commissions	$63,405
Underwriters' expenses	770
Other expenses	120,536
Total	$184,711

The commissions and expenses paid to the Underwriter through June 30, 2004 may be deemed an indirect payment to Mr. Braswell, a director and officer of Foundation Capital, because until June 30, 2004 he was an indirect owner of a 60% interest in the Underwriter. Mr. Braswell sold his interest in the Underwriter on June 30, 2004. All other payments were payments to others. The net offering proceeds to Foundation Capital through December 9, 2004, after deducting the above expenses, were $5,053,789. The net offering proceeds were used by Foundation Capital to fund loans made to other parties.

          On November 24, 2004, the Company filed Form S-11/A (Post-Effective Amendment Number 2) with the SEC to remove from registration $49,761,500 (as detailed below) of the above securities that were originally registered. On December 9, 2004, the SEC declared the filing effective. The offering was terminated before the sale of all the securities, as set forth below.
Title of Each Class of Securities Removed From Registration	Amount Removed From Registration

Series A Certificates of Indebtedness	$9,726,500

Series B Certificates of Indebtedness	$13,524,000

Series C Certificates of Indebtedness	$13,629,000

Series D Certificates of Indebtedness	$12,882,000

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

          The following Management's Discussion and Analysis or Plan of Operation includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See "Forward-Looking Statements" at the beginning of this Form 10-KSB.

          The purpose of this discussion is to provide an understanding of our financial results and condition by focusing on changes in certain key items from year to year. Management's Discussion and Analysis (MD&A) begins with an overview of the Company, followed by a review of results of operations and financial condition.

We also provide some insight into our significant accounting policies and estimates, and other information that we believe you will find useful.

Overview

          Foundation Capital Resources, Inc., a Georgia corporation, was formed in June 2000 to engage primarily in the business of providing mortgage financing to churches, colleges, schools and other nonprofit organizations throughout the United States. We currently focus our business activities on working with strategic partners to originate mortgage loans. We also originate mortgage loans, purchase mortgage loans made to churches and other nonprofit organizations, and may invest in mortgage bonds issued by such organizations.

          Like many REIT's that are not self-administered, Foundation Capital utilizes a third-party firm, One Capital Advisors, LLC (the "Manager"), to advise Foundation Capital in making mortgage loans to and purchasing mortgage-secured obligations of churches and other nonprofit religious organizations, and to provide management and administrative services. The executive officers of the Jackson, Mississippi-based Manager are Messrs. A. J. Braswell, President and CEO; Barry S. Winford, Senior Vice President - Loan Production; Bobby D. Ray, Senior Vice President, CFO and Treasurer; and Douglas H. Veazey, Senior Vice President - Loan Servicing.

          The Company elected to be taxed as a REIT commencing with its taxable year ended December 31, 2003. The Company believes that it is organized and has operated in a manner so as to qualify as a REIT under the Internal Revenue Code and intends to continue to be organized and operate in such a manner. Foundation Capital will not be subject to federal income taxes on the amount of income or gain that is distributed to our shareholders. To qualify as a REIT, we must distribute at least 90 percent of our taxable income to our shareholders and comply with various other requirements prescribed by the Internal Revenue Code.

          During 2004, Foundation Capital originated and purchased $180,879,844 in loans, as compared to $158,902,851 of loans originated and purchased in 2003. Foundation Capital closed $166,405,582 in loans during 2004. To be successful, management believes Foundation Capital will need to remain competitive in the church lending marketplace in terms of the loan rates charged to borrowers. Foundation Capital has developed a network for loan referrals through relationships with a number of loan funds associated with denominational and nonprofit organizations. These loan funds have in the past referred loans to and participated in loans with Foundation Capital, and management expects this to continue in 2005. In addition, Foundation Capital has historically received loan applications from a number of for-profit organizations that specialize in making loans that meet Foundation Capital's loan program profile.

          From time to time, the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") provides guidance for businesses and financial markets in terms of interest rate projections. Based on Federal Reserve Board guidance provided in late 2004 and early 2005, management believes that interest rates may gradually trend upward in 2005 and perhaps 2006. Foundation Capital will closely monitor interest rate and inflation trends in managing its business, as well as the general guidance provided from time to time by the Federal Reserve Board.

          The table below provides quarterly information regarding the Company's interest income, interest expense, net interest income, average yield on distributions, average cash balances, net loans receivable balances and loans originated and purchased.

For the Quarter Ended	Interest Income	Interest Expense	Net Interest Income	Average Yield on Distributions	Average Cash and Cash Equivalents	Loans Receivable, Net	Loans Originated and Purchased
(Dollars in thousands)
December 31, 2004	$5,752	$240	$5,512	6.75%	$4,984	$321,927	$64,187

September 30, 2004	$5,386	$72	$5,313	6.29%	$3,263	$271,722	$32,203

June 30, 2004	$5,034	$50	$4,984	6.22%	$4,660	$259,062	$43,723

March 31, 2004	$4,484	$30	$4,454	6.39%	$5,248	$235,017	$40,767

December 31, 2003	$3,931	$1	$3,930	6.08%	$2,789	$223,242	$66,885

Critical Accounting Policies

          This Management's Discussion and Analysis or Plan of Operation is based on Foundation Capital's financial statements and the notes thereto, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. On an ongoing basis, management evaluates its estimates and judgments.

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

          Foundation Capital has identified the following critical accounting policies and significant estimates and judgments as critical to its business operations and the understanding of its results of operations. For a detailed discussion on the application of these significant estimates and judgments and our accounting policies, see Note 1 to the Consolidated Financial Statements.

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

          Foreclosed Assets Held for Sale

          Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less costs to sell. Revenue and expenses from operations of and changes in the valuation allowance related to foreclosed assets are included in net income.

Sources and Uses of Cash

          Foundation Capital has received the majority of its equity capital from nonprofit foundations and associations affiliated with church groups. Since June 2000, the majority of Foundation Capital's equity capital has come from one group of investors. As of December 31, 2004, shareholder's equity totaled $292,786,685.

          During 2004, Foundation Capital originated and purchased $180,879,844 in loans to churches, colleges, schools and other nonprofit organizations. As of December 31, 2004, Foundation Capital's net loans receivable balance totaled $321,926,619, as compared to $223,241,868 as of December 31, 2003.

          On July 27, 2004, Foundation Capital procured a $5 million line of credit with a financial institution and may draw down on that line of credit from time to time as necessary to maintain Foundation Capital's liquidity. At December 31, 2004, this line of credit was fully available to Foundation Capital.

          In the second quarter of 2004, a $2 million line of credit was procured from another financial institution. This line of credit was cancelled in the third quarter of 2004.

          On November 4, 2004, Foundation Capital procured a $125 million line of credit with a syndicate of financial institutions, and may draw down on that line of credit from time to time as necessary to maintain Foundation Capital's liquidity (See "Management's Discussion and Analysis or Plan of Operation--Revolving Credit Agreement.")

Financial Condition

          During 2004, total assets grew $104,514,616 or 44.0 percent, from $237,395,584 as of December 31, 2003 to $341,910,200 as of December 31, 2004, with loans receivable, net accounting for approximately 94 percent of that increase. As of December 31, 2004, Foundation Capital had $293,231,685 in Common Stock outstanding, as compared to $237,041,755 at December 31, 2003.

          Loans Receivable, Net
	December 31, 2004	December 31, 2003 (Restated)	Change	Percent Change

Loans Receivable, Net	$321,926,619	$223,241,868	$98,684,751	44.2%

          The increase of $98,684,751 in net loans receivable during 2004 was primarily due to an increase in loans originated and purchased of $180,879,844, less $77,471,530 in principal payments, and $4,978,345 in proceeds from the sale of loans.

          Common Stock
	December 31, 2004	December 31, 2003 (Restated)	Change	Percent Change

Common Stock	$293,231,685	$237,041,755	$56,189,930	23.7%

          The increase of $56,189,930 in Common Stock during 2004 was due to additional investments made in Foundation Capital Common Stock and reinvestment of dividends under the Dividend Reinvestment Plan.

          Retained Earnings (Deficit)
	December 31, 2004	December 31, 2003 (Restated)	Change	Percent Change

Retained Earnings (deficit)	$ (285,000)	$ --	$ (285,000)	N/A

          The decrease of $285,000 in retained earnings during 2004 resulted from Foundation Capital's declaration of a special $285,000 dividend in December 2004. This dividend was declared in keeping with applicable REIT and Internal Revenue Service regulations in order to appropriately distribute taxable income to shareholders.

          Cash and Cash Equivalents
	December 31, 2004	December 31, 2003 (Restated)	Change	Percent Change

Cash and Cash Equivalents	$5,127,655	$3,019,897	$2,107,758	69.8%

          The increase of $2,107,758 in cash and cash equivalents during 2004 was the result of Foundation Capital's efforts to maintain an appropriate and adequate cash balance. Foundation Capital attempts to use most of its available cash to originate loans and therefore earn an improved rate of return.

          Allowance for Loan Losses and Unamortized Discounts
	December 31, 2004	December 31, 2003 (Restated)	Change	Percent Change
Allowance for Loan Losses and Unamortized Discounts	$5,259,947	$3,686,412	$1,573,535	42.7%

          The increase in allowance for loan losses and unamortized discounts during 2004 was due to a $1,503,017 increase in unamortized discounts and a provision for loan losses of $70,518.

          Delinquent Loans and Foreclosed Assets Held for Sale

          At December 31, 2004, Foundation Capital had six loans outstanding (as detailed below) that were either delinquent greater than 90 days or had resulted in foreclosures.

	Date of Loan	Foreclosure Date	Amount	Recorded As

•	November 2000	March 2003	$2,712,597	Foreclosed Assets Held For Sale, Net

This property is currently leased to a church and related school other than the original borrower under a one-year lease pursuant to which Foundation Capital collects monthly rent of $18,000. This provides Foundation Capital with revenue in an annual amount of approximately 7.96 percent of the recorded asset value of the property. Discussions with potential new owners of the property are continuing both as to the ultimate sale of the property as well as to continue the lease of the property for an additional year.
•	February 2003	Not Applicable	$2,586,188	Loans Receivable, Net (delinquent and non-accruing)

In late 2003, the borrower church experienced difficulties that ultimately resulted in the termination of the pastor's employment. On several occasions representatives from the Company met with the new pastor and church leaders to develop an action plan to address the delinquency. Foundation Capital is negotiating with a real estate company to list, lease and manage the property. It is anticipated that the property will be sold in two pieces (retail shops and former cinema). The cinema piece also contains 14 acres of land which may be sold separately. In the meantime, Foundation Capital management is in discussions with legal counsel concerning the best course of action regarding this matter.
	Date of Loan	Foreclosure Date	Amount	Recorded As

•	July 2001	Not Applicable	$1,500,000	Loans Receivable, Net (delinquent and non-accruing)

This is a bond collateralized loan made in connection with the construction of a new student dormitory at a church seminary. Soon after the building was completed and students occupied the facility, several students became ill with various upper-respiratory symptoms attributed to toxic mold. The students were removed from the facility and a lawsuit was filed against the contractor and subcontractors by the church seminary. The church seminary has been unable to meet its debt obligation to Foundation Capital due to the loss of revenue associated with dormitory rent, plus the added expense it has incurred for subsidizing off-campus housing for its students. Reliance Trust Company, acting as indenture trustee for the bond holders, has had extensive contact with the church seminary and its attorneys, and has hired legal counsel to represent the bond holders. The matter is pending.
•	July 2003	April 2004	$364,456	Foreclosed Assets Held For Sale, Net

Foundation Capital auctioned this property on March 17, 2005 for $250,000, resulting in a loss of $114,456 in March of 2005.
•	July 2002	December 2004	$746,501	Foreclosed Assets Held For Sale, Net

Foundation Capital auctioned this property on March 18, 2005 for $725,000, resulting in a loss of $21,501.24 in March of 2005.

          Balances Due To/From Affiliates

          Foundation Capital had $0 due from affiliates at December 31, 2004, compared to $434,985 at December 31, 2003. This December 31, 2003 balance resulted from amounts due from the Manager in connection with payments received by the Manager from borrowers on behalf of Foundation Capital. Prior to 2004, in performing its loan servicing responsibilities, payments from borrowers were initially made to the Manager and were then remitted to Foundation Capital. Borrowers now make loan payments directly to Foundation Capital.

          Under its servicing relationship, the Manager is entitled to service fees for late payments, NSF checks and participated loans in addition to management fees. Foundation Capital had $35,835 due to the Manager at December 31, 2004, related to service fees collected by Foundation Capital from borrowers. This amount was remitted by Foundation Capital to the Manager in early January 2005.

Results of Operations

          Fiscal Year Ended December 31, 2004 Compared to Restated Fiscal Year Ended December 31, 2003

          During 2004, Foundation Capital's net income totaled $16,783,391, as compared to 2003 net income of $759,323. This increase in net income was primarily due to a $7,742,625 increase in interest income, partially offset by a $1,649,560 increase in other expense. Minority interest of $10,023,340 was recorded in 2003, but was not recorded in 2004, as a result of the December 31, 2003 merger of FCP I and FCP II into Foundation Capital.

          Interest Income
	2004	2003 (Restated)	Change	Percent Change

Interest Income	$20,656,026	$12,913,401	$7,742,625	60.0%

          The increase in interest income during 2004 was primarily due to a greater amount of loans receivable that were outstanding during 2004, as compared to 2003. During 2004, Foundation Capital originated and purchased loans totaling $180,879,844 compared to $158,902,851 of loans that were originated and purchased in 2003. The balance of net loans receivable was $321,926,619 at December 31, 2004, compared to $223,241,868 at December 31, 2003, a 44.2 percent increase.

          Other Expense
	2004	2003 (Restated)	Change	Percent Change

Other Expense	$3,716,332	$2,066,772	$1,649,560	79.8%

          The components of the increase in other expense were:
	2004	2003 (Restated)	Change

Management Fees	$3,364,861	$2,007,661	$1,357,200
Loan Origination Fees (Expense Reduction)	(774,058)	(740,009)	(34,049)
Accounting, Audit, Outside Services and Legal Fees	449,734	300,925	148,809
Loan Referral and Servicing Fees	230,634	327,785	(97,151)
Debt Certificate-Related Expenses	202,691	23,453	179,238
Insurance Expense	91,174	84,608	6,566
Line of Credit-Related Expenses	67,588	-	67,588
Other	83,708	62,349	21,359
Total	$3,716,332	$2,066,772	$1,649,560

          The increase in management fees was due primarily to an increase in invested assets during 2004. Management fees paid by Foundation Capital to the Manager are equal to 0.3 percent of cash and cash equivalents, plus 1.25 percent of the balance of Average Invested Assets (as defined in the Management Agreement between Foundation Capital and the Manager). The decreases in loan referral and servicing fees were primarily due to the decrease in fees paid directly for outside referrals during 2004 as compared to 2003. The increase in accounting, audit, outside services and legal fees was due primarily to the merger of OCA Fund I into Foundation Capital and marketing expenses that occurred in 2004 that did not occur in 2003. The increase in debt certificate-related expenses resulted from the amortization of related deferred costs.

          Merger of OCA Fund I

          In June 2004, Foundation Capital's Board of Directors and shareholders approved the merger of OCA Fund I, a company related through a common ownership, with Foundation Capital as the surviving corporation. The merger was effective on June 30, 2004, and was consummated through the exchange of 1,893,145 shares of

Foundation Capital Common Stock for all of the OCA Fund I capital contributions at the rate of one share of Foundation Capital Common Stock for each $10.00 of capital contribution. The assets and liabilities of OCA Fund I were transferred to Foundation Capital at their existing carrying values, as the merger was accounted for as a combination of entities under common control. The 2004 financial statements include the results of operations of OCA Fund I as though the merger occurred on January 1, 2004. The 2003 financial statements were restated to include the OCA Fund I financial position as of December 31, 2003, and the results of operations and its cash flows for the twelve month period ended December 31, 2003.

          Restated Fiscal Year Ended December 31, 2003 Compared to Fiscal Year Ended December 31, 2002

          During 2003, Foundation Capital's restated net income totaled $759,323, as compared to the 2002 net loss of $20,072. This increase in net income was primarily due to a $4,361,743 increase in interest income, partially offset by a $3,085,323 increase in limited partnership and minority interest expense and an $847,809 increase in other expenses.

          Interest Income
	2003 (Restated)	2002	Change	Percent Change

Interest Income	$12,913,401	$8,089,301	$4,824,100	59.6%

          The increase in interest income during 2003 was primarily due to a greater amount of loans receivable that were outstanding during 2003, as compared to 2002. During 2003, Foundation Capital originated and purchased loans totaling $158,902,851 compared to $78,933,100 of loans that were originated and purchased in 2002. The balance of net loans receivable was $223,241,868 at December 31, 2003, compared to $121,559,762 at December 31, 2002, an 83.6 percent increase.

          Other Expense
	2003 (Restated)	2002	Change	Percent Change

Other Expense	$2,066,772	$1,184,851	$881,921	74.4%

          The components of the increase in other expense were:
	2003 (Restated)	2002	Change

Management Fees	$2,007,661	$1,334,795	$672,866
Loan Origination Fees (Expense Reduction)	(740,009)	(457,966)	(282,043)
Accounting, Audit, Outside Services and Legal Fees	300,925	106,730	194,195
Loan Referral and Servicing Fees	327,785	71,665	256,120
Insurance Expense	84,608	56,503	28,105
Debt Certificate-Related Expenses	23,453	-	23,453
Other	62,349	73,124	(10,775)
Total	$2,066,772	$1,184,851	$881,921

          The increase in management fees was due primarily to an increase in invested assets during 2003. Management fees paid by Foundation Capital to the Manager are equal to 0.3 percent of cash and cash equivalents, plus 1.25 percent of the balance of Average Invested Assets (as defined in the Management Agreement between Foundation Capital and the Manager). The increases in loan origination fees and loan referral fees were primarily due to the increase in new loans closed during 2003 as compared to 2002. The increase in accounting, audit and legal fees was due primarily to the mergers of FCP I and FCP II into Foundation Capital and due to an increased number of regulatory filings. The increase in debt certificate-related expenses resulted from the amortization of related deferred costs.

Liquidity and Capital Resources

          As discussed above, Foundation Capital provides financing to churches, colleges, schools and other nonprofit organizations primarily by originating and purchasing mortgage loans to such organizations and investing in mortgage bonds issued by such organizations. Foundation Capital expects the cash to be generated from the mortgage loans made and acquired by Foundation Capital to be adequate to pay its operating expenses and provide distributions to shareholders. Management is not aware of any known trends or uncertainties, other than national economic conditions, which have had or which may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the origination or acquisition of mortgage loans.

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

          Revolving Credit Agreement

          On November 4, 2004, Foundation Capital entered into a Revolving Credit Agreement (the "Agreement") with KeyBank National Association, Wells Fargo Foothill, Inc., Harris Trust and Savings Bank, Bank Midwest, N.A., Southwest Bank of Texas, N. A., and such other lending institutions as might later become parties to the Agreement pursuant to Section 18 of the Agreement (collectively, the "Banks"), KeyBank National Association ("KeyBank") as Agent for the Banks and Wells Fargo Foothill, Inc. as Syndication Agent for the Banks. Through the Agreement, and subject to the terms and conditions of the Agreement, the Banks have made available to Foundation Capital a four-year revolving credit facility of up to $125,000,000.

          There are two types of loans available through the revolving credit facility: Base Rate Loans and LIBOR Rate Loans. Base Rate Loans are to be in a minimum aggregate amount of $1,000,000 or an integral multiple of $100,000 in excess thereof, with an interest rate tied to the greater of the prime rate or one half of one percent (0.5%) above the Federal Funds Effective Rate as set forth in the Agreement. LIBOR Rate Loans are to be in a minimum aggregate amount of $2,000,000 or an integral multiple of $100,000 in excess thereof, with an interest rate tied to the LIBOR as set forth in the Agreement. There are to be no more than six LIBOR Rate Loans outstanding at any one time. The Agreement provides a mechanism by which Foundation Capital may elect to convert any of its outstanding loans from one type to the other.

          Foundation Capital is to pay an unused facility fee due quarterly and calculated based on the ratio of the average daily amount of borrowing under the credit facility during each quarter to the sum of the commitment of the Banks ($125,000,000 as of the date of the Agreement). If this facility usage ratio is 50 percent or less, the facility fee is 0.30 percent per annum of the average unused portion of the credit facility. Otherwise, the fee is 0.15 percent per annum.

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

(e)

Foundation Capital will not, as of the end of any fiscal quarter of Foundation Capital, permit its Adjusted EBITDA (as defined) for the period covered by the four previous consecutive fiscal quarters (treated as a single accounting period) to be less than 2.25 times the Interest Expense (as defined) of Foundation Capital for such period;

(f)

Foundation Capital will not permit its Consolidated Tangible Net Worth (as defined) to be less than $250,000,000 plus seventy-five percent of any Net Offering Proceeds (as defined) received by Foundation Capital after the date of the Agreement;

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

          The Agreement requires Foundation Capital to, within three months after the date of the Agreement, obtain and maintain an Interest Rate Contract (as defined) satisfactory to KeyBank as Agent on at least $50,000,000 of the loans extended to Foundation Capital by the Banks under the Agreement for a period of two years. On February 2, 2005, Foundation Capital entered into this Interest Rate Contract by purchasing an interest rate cap. Before the end of that two-year period, Foundation Capital is to enter into one or more new Interest Rate Contracts (as defined) satisfactory to KeyBank as Agent that provide interest rate protection for at least 50 percent of the sum of the commitments of the Banks to make or maintain loans to Foundation Capital under the Agreement and that shall remain in place until the Maturity Date (as defined).

          The Agreement provides that Foundation Capital will maintain with KeyBank, as Agent, a Lockbox (as defined), governed by a Lockbox Agreement (as defined) pursuant to which the gross interest income and fees received by Foundation Capital for any period, as well as other payments on the Mortgage Loans (as defined), are to be deposited by the Mortgage Loan Obligors (as defined) into the Lockbox. If an Event of Default (as defined) occurs, KeyBank as Agent is to do any or all of the following: (i) exercise exclusive dominion and control over the funds deposited in the Lockbox, (ii) have collections sent to the Lockbox redirected pursuant to its instruction, (iii) apply the balance in the Lockbox against the Obligations (as defined) in such order and manner as KeyBank as Agent deems desirable, and (iv) take any or all other actions KeyBank as Agent is permitted to take as set forth in the Agreement. KeyBank as Agent is to have a first priority perfected security interest in the Lockbox.

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

          The description set forth herein of the terms and conditions of the Agreement is qualified in its entirety by reference to the full text of such Agreement, which was filed as an exhibit to Form 10-QSB for the period ended September 30, 2004.

          Foundation Capital plans to draw down on the lines of credit from time to time as necessary to maintain Foundation Capital's liquidity.

          During 2004, Foundation Capital's operating activities provided approximately $15 million of cash for operations. Financing activities contributed cash in a net amount of approximately $86 million. The Company used the total of these amounts (approximately $101 million) in its net investing activities totaling approximately $99 million, plus increased its cash balance by approximately $2 million.
	2004	2003 (Restated)	Change	Percent Change

Net Cash Provided by/(Used in) Operating Activities	$15,054,443	($589,951)	$15,644,394	2,651.8%

          The components of the increase in cash provided by/(used in) operating activities were:
	2004	2003 (Restated)	Change
Net Income	$16,783,391	$759,323	$16,024,068
Interest Receivable	(1,395,789)	(588,241)	(807,548)
Accretion of Discounts on Loans and Held-to-Maturity Securities	(729,995)	(571,151)	(158,844)
Due from Affiliates	470,820	(310,693)	781,513
Amortization of Deferred Debt Offering Costs	193,771	20,373	173,398
Amortization of Deferred Origination Fees	(165,398)	(85,708)	(79,690)
Other Assets	(136,196)	(12,346)	(123,850)
Gain on Sale of Foreclosed Assets	(121,348)	-	(121,348)
Provision for Loan Losses	70,518	172,114	(101,596)
Amortization of Deferred Line of Credit Costs	67,588	-	67,588
Accounts Payable and Accrued Expenses	17,081	26,378	(9,297)
Total	$15,054,443	$(589,951)	$15,644,394

          The increase of $807,548 in interest receivable is primarily due to the increase in loans receivable, net throughout 2004. The increase in the accretion of discounts on loans and held-to-maturity securities of

$158,844 resulted from the increase in the loans originated in 2004, as compared to 2003. The increase of $79,690 in the amortization of deferred origination fees resulted from additional loans made in 2004 that had deferred origination fees. During 2004, Foundation Capital recorded a provision for loan losses totaling $70,518, as compared to a loan loss provision of $172,114 recorded during 2003.

          The decrease of $781,513 in amounts due from affiliates resulted from changes in previous practices whereby in 2003 the Manager received payments from borrowers on behalf of Foundation Capital. In performing its loan servicing responsibilities, payments from borrowers were initially made to the Manager and were then appropriately remitted to Foundation Capital. In the third quarter of 2004, Foundation Capital began receiving these payments directly.

	2004	2003 (Restated)	Change	Percent Change
Net Cash Used in Investing Activities	$(98,891,755)	($106,036,569)	$7,144,814	(6.7%)

          The components of the decrease in cash used in investing activities were:
	2004	2003 (Restated)	Change
New Loans Originated and Purchased	$(180,879,844)	$(158,902,851)	$(21,976,993)
Proceeds from Principal Payments on Loans	76,947,122	50,155,160	26,791,962
Proceeds from Sales of Mortgage Loans	4,978,345	4,288,423	689,922
Proceeds from Sales of Foreclosed Assets	645,756	-	645,756
Maturities of Held-To-Maturity Securities	51,330	152,156	(100,826)
Purchases of Held-To-Maturity Securities	(634,464)	(1,729,457)	1,094,993
Total	$(98,891,755)	$(106,036,569)	$7,144,814

          During 2004, Foundation Capital originated $21,976,993 more in loans than were originated during 2003, as loan demand continues to be strong. Proceeds from principal payments totaled $26,791,962 more during 2004 than in 2003. In 2004, the proceeds received from the sale of loans totaled $4,978,345, as compared to $4,288,423 in 2003. Proceeds from sales of foreclosed assets totaled $645,756 in 2004, compared to $0 in 2003. Maturities of held-to-maturity securities totaled $51,330 during 2004, compared to $152,156 during 2003. Purchases of held-to-maturity securities totaled $634,464 during 2004, a decrease of $1,094,993, as compared to $1,729,457 in 2003.
	2004	2003 (Restated)	Change	Percent Change
Net Cash Provided by Financing Activities	$85,945,070	$103,240,014	($17,294,944)	(16.8%)

          The components of the decrease in cash provided by financing activities were:

	2004	2003 (Restated)	Change
Proceeds from Borrowing on Line of Credit	$43,587,500	$-	$43,587,500
Proceeds from Issuance of Common Stock	39,645,393	18,915,994	20,890,613
Proceeds from Issuance of Debt Certificates	4,967,500	271,000	4,696,500
Costs Related to Establishing Lines of Credit	(1,634,886)	-	(1,634,886)
Dividends Paid, Net of Dividend Reinvestment	(522,085)	(450,205)	(71,880)
Costs Related to Issuance of Debt Certificates	(98,352)	(469,383)	371,031
Increase in Minority Interest	-	84,974,608	(84,974,608)
Payments for Retirement of Preferred Stock	-	(2,000)	2,000
Total	$85,945,070	$103,240,014	$(17,294,944)

          In 2004, $39,645,393 of common stock and $4,967,500 of debt certificates were issued and $43,587,500 was drawn against a line of credit with a financial institution, beginning in the fourth quarter. These funds were used to fund loans to customers. The 2004 decrease in net minority interest contributions resulted primarily from the merger of FCP I and FCP II into Foundation Capital. As discussed previously, in December 2003, all of the limited partnership interests were converted into shares of Common Stock of Foundation Capital in connection with the merger.

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

          At December 31, 2004 and December 31, 2003, Foundation Capital had outstanding commitments to make loans aggregating $62,697,821 and $58,263,965, respectively, all at fixed rates of interest, extending over varying periods of time with the majority to be disbursed within a one-year period.

          At December 31, 2004, Foundation Capital had drawn $43,587,500 against its lines of credit.

          At December 31, 2004, Foundation Capital had the following obligations related to outstanding debt certificates and lines of credit:
Maturity	Amount
2006	$4,023,500
2008	43,813,500
2010	121,000
2013	868,000
$48,826,000

ITEM 7.	FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Shareholders
Foundation Capital Resources, Inc.
Jackson, Mississippi

We have audited the accompanying consolidated balance sheets of Foundation Capital Resources, Inc. ("Foundation Capital") as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of Foundation Capital's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Foundation Capital Resources, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.
/s/BKD, LLP

Springfield, Missouri
January 28, 2005

Foundation Capital Resources, Inc.
Consolidated Balance Sheets
December 31, 2004 and 2003 Restated
	2004	2003 (Restated)
Assets
Cash and cash equivalents	$5,127,655	$3,019,897
Due from affiliates	-	434,985
Interest receivable	3,464,722	2,068,933
Loans receivable, net of allowance for loan losses, unamortized discounts, and deferred origination fees of $6,176,629 and $4,370,727 at December 31, 2004 and 2003, respectively	321,926,619	223,241,868
Held-to-maturity securities	5,109,798	4,523,119
Foreclosed assets held for sale, net	3,823,554	3,257,006
Deferred debt offering costs	671,404	766,823
Deferred lines of credit costs	1,567,299	-
Other	219,149	82,953

Total assets	$341,910,200	$237,395,584

Liabilities and Shareholders' Equity

Liabilities
Due to affiliates	$35,835	$-
Accounts payable and accrued expenses	261,680	242,829
Lines of credit	43,587,500	-
Debt certificates	5,238,500	271,000

Total liabilities	49,123,515	513,829

Shareholders' Equity

Common Stock; $10 par value; authorized 50,000,000 shares; issued and outstanding December 31, 2004 - 29,323,168.5 shares, December 31, 2003 - 23,704,175.5 shares	293,231,685	237,041,755
Additional paid-in capital (deficit)	(160,000)	(160,000)
Retained earnings (deficit)	(285,000)	-

Total shareholders' equity	292,786,685	236,881,755

Total liabilities and shareholders' equity	$341,910,200	$237,395,584

See Notes to Consolidated Financial Statements

Foundation Capital Resources, Inc.
Consolidated Statements of Income
Years Ended December 31, 2004 and 2003 Restated
	2004	2003 (Restated)
Interest Income
Loans	$20,185,637	$12,499,232
Held-to-maturity securities	381,910	349,420
Deposits with banks	88,479	64,749
	20,656,026	12,913,401

Interest Expense
Debt certificates	209,342	852
Lines of credit	183,621	-
	392,963	852

Net Interest Income	20,263,063	12,912,549

Provision for Loan Losses	70,518	172,114

Net Interest Income After Provision for Loan Losses	20,192,545	12,740,435

Other Income
Gain on sale of foreclosed assets	121,348	-
Other	185,830	109,000
	307,178	109,000

Other Expense
Management fees	3,364,861	2,007,661
Other	351,471	59,111
	3,716,332	2,066,772

Income Before Minority Interest	16,783,391	10,782,663

Minority Interest	-	10,023,340

Net Income	$16,783,391	$759,323

Basic and Diluted Earnings Per Common Share	$0.63	$0.81

See Notes to Consolidated Financial Statements

Foundation Capital Resources, Inc.
Consolidated Statements of Shareholders' Equity
Years Ended December 31, 2004 and 2003 Restated

	Class I Preferred Stock	Common Stock	Additional Paid-in Capital (Deficit)	Retained Earnings (Deficit)	Total

Balance, December 31, 2002	$2,000	$1,408,173	$(160,000)	$(219,138)	$1,031,035

Net income	-	-	-	759,323	759,323
Retirement of Class I preferred stock, 200 shares	(2,000)	-	-	-	(2,000)
Issuance of common stock, 1,891,599.4 shares	-	18,915,994	-	-	18,915,994
Conversion of Limited Partnership Interests to common stock, 21,662,750.3 shares	-	216,627,503	-	-	216,627,503
Dividends reinvested in common stock, 9,008.5 shares	-	90,085	-	-	90,085
Dividends on common stock, $0.58 per share	-	-	-	(540,185)	(540,185)

Balance, December 31, 2003 (Restated)	-	237,041,755	(160,000)	-	236,881,755

Net income	-	-	-	16,783,391	16,783,391
Issuance of common stock, 3,974,145.9 shares	-	39,741,459	-	-	39,741,459
Dividends reinvested in common stock, 1,644,847.1 shares	-	16,448,471	-	-	16,448,471
Dividends on common stock, $0.64 per share	-	-	-	(17,068,391)	(17,068,391)

Balance, December 31, 2004	$-	$293,231,685	$(160,000)	$(285,000)	$292,786,685

See Notes to Consolidated Financial Statements

Foundation Capital Resources, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2004 and 2003 Restated

	2004	2003 (Restated)
Operating Activities
Net income	$16,783,391	$759,323
Items not requiring (providing) cash
Provision for loan losses	70,518	172,114
Accretion of discounts on loans	(726,449)	(566,250)
Accretion of discounts on held-to-maturity securities	(3,546)	(4,901)
Amortization of deferred origination fees	(165,398)	(85,708)
Amortization of deferred debt offering costs	193,771	20,373
Amortization of deferred line of credit costs	67,588	-
Gain on sale of foreclosed assets	(121,348)	-
Changes in
Due from affiliates	470,820	(310,693)
Interest receivable	(1,395,789)	(588,241)
Other assets	(136,196)	(12,346)
Accounts payable and accrued expenses	17,081	26,378
Net cash provided by/(used in) operating activities	15,054,443	(589,951)

Investing Activities
Origination and purchase of loans	(180,879,844)	(158,902,851)
Proceeds from principal payments on loans	76,947,122	50,155,160
Proceeds from sale of mortgage loans	4,978,345	4,288,423
Proceeds from sale of foreclosed assets	645,756	-
Purchases of held-to-maturity securities	(634,464)	(1,729,457)
Maturities of held-to-maturity securities	51,330	152,156
Net cash used in investing activities	(98,891,755)	(106,036,569)

Financing Activities
Proceeds from issuance of common stock	39,645,393	18,915,994
Proceeds from issuance of debt certificates	4,967,500	271,000
Proceeds from lines of credit	43,587,500	-
Payments for retirement of preferred stock	-	(2,000)
Payment of costs related to issuance of debt certificates	(98,352)	(469,383)
Payment of costs related to establishing lines of credit	(1,634,886)	-
Dividends paid, net of dividend reinvestment	(522,085)	(450,205)
Increase in minority interest	-	84,974,608
Net cash provided by financing activities	85,945,070	103,240,014

Increase/(Decrease) in Cash and Cash Equivalents	2,107,758	(3,386,506)

Cash and Cash Equivalents, Beginning of Year	3,019,897	6,406,403

Cash and Cash Equivalents, End of Year	$5,127,655	$3,019,897

Supplemental Cash Flows Information
Debt offering costs in accrued expenses	$-	$43,955
Real estate acquired in foreclosure	$1,110,957	$3,257,006
Real estate sold in foreclosure	$(544,409)	$-
Conversion of limited partnership interests to common stock	$-	$216,627,503
Dividends reinvested in common stock	$16,448,471	$90,085
Dividends declared not paid	$10,152	$-

See Notes to Consolidated Financial Statements

Foundation Capital Resources, Inc.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

Note 1:	Nature of Operations and Summary of Significant Accounting Policies

   Nature of Operations

Foundation Capital Resources, Inc. (Foundation Capital) was formed as a Georgia corporation to invest primarily in the work of churches and other nonprofit organizations by making mortgage loans to such entities and to acquire indebtedness secured by mortgages issued by such entities. Foundation Capital elected to file as a real estate investment trust (REIT) under the requirements of the Internal Revenue Code of 1986 and will be treated as a REIT for tax purposes beginning with the year ended December 31, 2003.

   Principles of Consolidation

Foundation Capital Partners I, LLLP and Foundation Capital Partners II, LLLP, (collectively the "Limited Partnerships") were merged into Foundation Capital effective December 31, 2003, through an exchange of common stock for the respective limited partnership interests as discussed in Note 6. All significant interentity accounts and transactions were eliminated in consolidation.

   Merger of OCA Fund I

In June 2004, Foundation Capital's Board of Directors and shareholders approved the merger of OCA Fund I, a company related through a common ownership, with Foundation Capital as the surviving corporation. The merger was effective on June 30, 2004, and was consummated through the exchange of 1,893,145 shares of Foundation Capital common stock for all of the OCA Fund I capital contributions at the rate of one share of Foundation Capital common stock for each $10.00 of capital contribution. The assets and liabilities of OCA Fund I were transferred to Foundation Capital at their existing carrying values, as the merger was accounted for as a combination of entities under common control. The 2004 financial statements include the results of operations of OCA Fund I as though the merger occurred on January 1, 2004. The 2003 financial statements were restated to include the OCA Fund I financial position as of December 31, 2003, and the results of its operations and its cash flows for the twelve month period ended December 31, 2003.

Below is a reconciliation of Foundation Capital's previously reported balance sheet as of December 31, 2003 and statements of income for the year ended December 31, 2003 to the restated statements.

Foundation Capital Resources, Inc.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

Consolidated Balance Sheet Reconciliation
	Previously Stated 12/31/2003	OCA Fund I 12/31/03	Restated 12/31/03
Assets
Cash and cash equivalents	$2,920,458	$99,439	$3,019,897
Due from affiliates	431,917	3,068	434,985
Interest receivable	1,929,754	139,179	2,068,933
Loans receivable, net of allowance for loan losses, unamortized discounts and deferred origination fees	205,487,230	17,784,665	223,241,868
Held-to-maturity securities	3,773,119	750,000	4,523,119
Foreclosed assets held for sale, net	3,257,006	-	3,257,006
Deferred debt offering costs	766,823	-	766,823
Other	82,953	-	82,953
Total assets	$218,649,233	$18,746,351	$237,395,584

Liabilities and Shareholders' Equity
Liabilities
Due to affiliates	$171,144	$(171,144)	$-
Accounts payable and accrued expenses	241,328	1,501	242,829
Debt certificates	271,000	-	271,000
Total liabilities	683,472	(169,643)	513,829

Shareholders' Equity
Common stock; $10 par value; authorized 50,000,000 shares	218,125,761	18,915,994	237,041,755
Additional paid-in capital (deficit)	(160,000)	-	(160,000)
Retained earnings	-	-	-
Total shareholders' equity	217,965,761	18,915,994	236,881,755

Total liabilities and Shareholders' equity	$218,649,233	$18,746,351	$237,395,584

Foundation Capital Resources, Inc.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

Consolidated Statement of Income Reconciliation
	Previously Stated 12/31/2003	OCA Fund I 12/31/03	Restated 12/31/03
Interest Income
Loans	$12,044,390	$454,842	$12,499,232
Held-to-maturity securities	348,420	1,000	349,420
Deposits with banks	58,234	6,515	64,749
	12,451,044	462,357	12,913,401
Interest Expense
Debt certificates	852	-	852

Net Interest Income	12,450,192	462,357	12,912,549

Provision for Loan Losses	164,021	8,093	172,114

Interest Income After Provision for Loan Losses	12,286,171	454,264	12,740,435

Other Income	109,000	-	109,000
	12,395,171	454,264	12,849,435

Other Expense	2,032,660	34,112	2,066,772

Income Before Minority Interest	10,362,511	420,152	10,782,663

Minority Interest	10,023,340	-	10,023,340

Net Income	$339,171	$420,152	$759,323

Foundation Capital Resources, Inc.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

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

   Cash Equivalents

Foundation Capital considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2004 and 2003, cash equivalents consisted of a money market fund.

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

Under the revised Articles of Incorporation, Preferred Stock may be issued from time to time by the Board of Directors as shares of one or more series. Holders of Preferred Stock are entitled to voting powers, preferences, conversions and other rights as set forth and adopted by the Board of Directors. At December 31, 2004, there was no Preferred Stock issued or outstanding.

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

Foundation Capital Resources, Inc.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

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

Holders of shares of Preferred Stock that was retired in 2003 received any cash dividends due on a cumulative basis at a rate of seven and 25/100s percent (7.25 percent) of par value per share per annum.

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

   Allowance for Loan Losses and Unamortized Discounts

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

Foundation Capital Resources, Inc.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

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

   Minority Interest

Foundation Capital was the sole general partner of the Limited Partnerships until the limited partners, Foundation Capital's Board of Directors and shareholders approved the merger of the Limited Partnerships into Foundation Capital effective December 31, 2003. The merger resulted in the dissolution of the Limited Partnerships with Foundation Capital as the surviving corporation.

   Income Taxes

Effective with the year ended December 31, 2003, Foundation Capital elected to be treated as a real estate investment trust (REIT) under the provisions of the Internal Revenue Code and corresponding provisions of state law. The Company expects to operate in a manner that will enable it to continue to be treated as a REIT for income tax purposes. As such, no provision for income taxes has been made in the accompanying consolidated financial statements for 2004 and 2003.

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

Foundation Capital Resources, Inc.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

Capital. Selected information is not presented separately for Foundation Capital's reportable segment, as there is no material difference between that information and the corresponding information in the consolidated financial statements.

   New Accounting Pronouncements

In December 2004, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 03-3, "Accounting for Certain Loans of Debt Securities Acquired in a Transfer" ("SOP 03-3"). This SOP effectively replaces Practice Bulletin 6. SOP 03-3 requires loans acquired in a transfer to be accounted for at fair value. No allowance for loan losses or other valuation allowance is permitted at the time of acquisition. Valuation allowances should reflect only losses incurred after the acquisition. The difference between cash flows expected at acquisition and the investment in the loan should be recognized as interest income over the life of the loan. SOP 03-3 is required to be adopted for fiscal years beginning after December 15, 2004, although early adoption is permitted. The application of SOP 03-3 is not expected to have a material impact on Foundation Capital's consolidated financial statements.
Note 2:	Securities

The amortized cost and approximate fair values of securities classified as held to maturity are as follows:
	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value

Mortgage bonds	$5,109,798	$131,283	$-	$5,241,081

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value

Mortgage bonds	$4,523,119	$125,316	$-	$4,648,435

Maturities of held-to-maturity debt investments at December 31, 2004:
	Amortized Cost	Approximate Fair Value

After one through five years	$750,000	$813,362
After five through ten years	670,023	684,069
After ten years	3,689,775	3,743,650
	$5,109,798	$5,241,081

Foundation Capital Resources, Inc.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

Note 3:	Loans Receivable and Allowance for Loan Losses

Categories of loans at December 31 include:
	2004	2003 Restated

Mortgage loans	$93,342,119	$61,807,345
Bond collateralized loans	161,514,249	97,907,988
Construction loans	70,337,546	64,181,820
Other	2,909,334	3,715,442

Total loans receivable	$328,103,248	$227,612,595

Less
Allowance for loan losses	578,914	508,396
Unamortized discounts	4,681,033	3,178,016
Deferred origination fees, net	916,682	684,315

	6,176, 629	4,370,727

	$321,926,619	$223,241,868

Activity in the allowance for loan losses is summarized as follows:
	2004	2003 Restated

Balance, beginning of year	$508,396	$336,282
Provision for loan losses	70,518	172,114

Balance, end of year	$578,914	$508,396

For the years ended December 31, 2004 and 2003, Foundation Capital did not have any loan charge-offs.

As of December 31, 2004 and 2003, the recorded investment in impaired loans approximated $4,086,000 and $2,584,000, respectively, all of which is subject to allowance for losses on loans. The average recorded investment in impaired loans during 2004 and 2003 was approximately $4,602,000 and $1,449,000, respectively. Interest income on these impaired loans of $56,465 and $216,524 was recognized on an accrual basis during 2004 and 2003, respectively. Interest received on these impaired loans on the cash basis was approximately $4,500 and $0 during 2004 and 2003, respectively.

At December 31, 2004 and 2003, accruing loans delinquent 90 days or more totaled $0 and $1,084,432, respectively. Nonaccruing loans at December 31, 2004 and 2003, totaled $4,086,188 and $1,500,000, respectively.
Note 4:	Debt Certificates

During 2003, Foundation Capital commenced a public offering of up to $55,000,000 of collateralized debt certificates with terms varying from three to ten years with interest at rates ranging from 4.35 percent to 6.20 percent. These debt certificates are collateralized by specific loans held in Foundation Capital's portfolio.

Foundation Capital Resources, Inc.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

As of December 31, 2004, debt certificate obligations totaling $5,238,500 were outstanding with the following maturities:
2006	$4,023,500
2008	226,000
2010	121,000
2013	868,000
$5,238,500

On November 24, 2004, the Company filed Form S-11/A (Post-Effective Amendment Number 2) with the SEC to remove $49,761,500 (as detailed below) of the above securities that were originally registered. On December 9, 2004, the SEC declared the filing effective.
Title of Each Class of Securities Removed From Registration	Amount Removed From Registration

Series A Certificates of Indebtedness	$9,726,500

Series B Certificates of Indebtedness	$13,524,000

Series C Certificates of Indebtedness	$13,629,000

Series D Certificates of Indebtedness	$12,882,000

Note 5:	Lines of Credit

On July 27, 2004, Foundation Capital procured a $5 million line of credit with a financial institution and may draw down on that line of credit from time to time as necessary, to maintain Foundation Capital's liquidity. At December 31, 2004, this line of credit was fully available to Foundation Capital.

On November 4, 2004, Foundation Capital entered into a Revolving Credit Agreement (the "Agreement") with KeyBank National Association, Wells Fargo Foothill, Inc., Harris Trust and Savings Bank, Bank Midwest, N.A., Southwest Bank of Texas, N. A., and such other lending institutions as might later become parties to the Agreement pursuant to Section 18 of the Agreement (collectively, the "Banks"), KeyBank National Association ("KeyBank") as Agent for the Banks and Wells Fargo Foothill, Inc. as Syndication Agent for the Banks. Through the Agreement, and subject to the terms and conditions of the Agreement, the Banks have made available to Foundation Capital a four year revolving credit facility of up to $125,000,000.

At December 31, 2004, $43,587,500 had been borrowed against this line. The line is collateralized by substantially all of the Company's assets, with the exclusion of $30,000,000 used to collateralize other indebtedness. Interest varies with the bank's prime and/or LIBOR rate, and is payable monthly.

There are two types of loans available through the revolving credit facility: Base Rate Loans and LIBOR Rate Loans. Base Rate Loans are to be in a minimum aggregate amount of $1,000,000 or an integral multiple of $100,000 in excess thereof, with an interest rate tied to the greater of the prime rate or one half of one percent (0.5%) above the Federal Funds Effective Rate as set forth in the Agreement. LIBOR Rate Loans are to be in a minimum aggregate amount of $2,000,000 or an integral multiple of $100,000 in excess thereof, with an interest rate tied to the LIBOR as set forth in the Agreement. There are to be no more than six

Foundation Capital Resources, Inc.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

LIBOR Rate Loans outstanding at any one time. The Agreement provides a mechanism by which Foundation Capital may elect to convert any of its outstanding loans from one type to the other.

Foundation Capital is to pay an unused facility fee due quarterly and calculated based on the ratio of the average daily amount of borrowing under the credit facility during each quarter to the sum of the commitment of the Banks ($125,000,000 as of the date of the Agreement). If this facility usage ratio is 50 percent or less, the facility fee is 0.30 percent per annum of the average unused portion of the credit facility. Otherwise, the fee is 0.15 percent per annum.

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

(e)

Foundation Capital will not, as of the end of any fiscal quarter of Foundation Capital, permit its Adjusted EBITDA (as defined) for the period covered by the four previous consecutive fiscal quarters (treated as a single accounting period) to be less than 2.25 times the Interest Expense (as defined) of Foundation Capital for such period;

(f)

Foundation Capital will not permit its Consolidated Tangible Net Worth (as defined) to be less than $250,000,000 plus seventy-five percent of any Net Offering Proceeds (as defined) received by Foundation Capital after the date of the Agreement;

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

The Agreement requires Foundation Capital to, within three months after the date of the Agreement, obtain and maintain an Interest Rate Contract (as defined) satisfactory to KeyBank as Agent on at least $50,000,000 of the loans extended to Foundation Capital by the Banks under the Agreement for a period of two years. On

Foundation Capital Resources, Inc.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

February 2, 2005, Foundation Capital entered into this Interest Rate Contract by purchasing an interest rate cap. Before the end of that two-year period, Foundation Capital is to enter into one or more new Interest Rate Contracts (as defined) satisfactory to KeyBank as Agent that provide interest rate protection for at least 50 percent of the sum of the commitments of the Banks to make or maintain loans to Foundation Capital under the Agreement and that shall remain in place until the Maturity Date (as defined).

The Agreement provides that Foundation Capital will maintain with KeyBank, as Agent, a Lockbox (as defined), governed by a Lockbox Agreement (as defined) pursuant to which the gross interest income and fees received by Foundation Capital for any period, as well as other payments on the Mortgage Loans (as defined), are to be deposited by the Mortgage Loan Obligors (as defined) into the Lockbox. If an Event of Default (as defined) occurs, KeyBank as Agent is to do any or all of the following: (i) exercise exclusive dominion and control over the funds deposited in the Lockbox, (ii) have collections sent to the Lockbox redirected pursuant to its instruction, (iii) apply the balance in the Lockbox against the Obligations (as defined) in such order and manner as KeyBank as Agent deems desirable, and (iv) take any or all other actions KeyBank as Agent is permitted to take as set forth in the Agreement. KeyBank as Agent is to have a first priority perfected security interest in the Lockbox.

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
Note 6:	Minority Interest and Merger of Limited Partnerships

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

Prior to the merger, Foundation Capital was the general partner of each of the Limited Partnerships. The Limited Partnership agreements stated that the limited partners could not voluntarily withdraw from the partnerships and could not take part in the management of the business, transact business for the partnerships or have the power to sign for or bind the partnerships to any agreement or document, as these powers belonged only to the general partner. Additionally, the limited partners could sell their interests in the Limited Partnerships only with the general partner's permission. The Limited Partnership Minority Interest activity for 2003 is summarized as follows:

Foundation Capital Resources, Inc.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

          Foundation Capital Partners I, LLLP
2003

Balance, beginning of year	$60,095,131
Cash contributions	64,590,268
Exchange of limited partnership interests for common stock	(129,568,404)
Allocation of earnings	4,883,005

Balance, end of year	-

          Foundation Capital Partners II, LLLP
2003

Balance, beginning of year	$71,557,764
Cash contributions	10,361,000
Exchange of limited partnership interests for common stock	(87,059,099)
Allocation of earnings	5,140,335

Balance, end of year	-

Limited partnership minority interest	$-

Note 7:	Income Taxes

The provision for income taxes includes these components:
	2004	2003 (Restated)

Income taxes currently payable	$-	$-

A reconciliation of income tax expense at the statutory rate to Foundation Capital's actual income tax expense is shown below:
	2004	2003 (Restated)

Computed at the statutory rate	$5,605,604	$3,523,254
Increase (decrease) resulting from
Limited partnership preferred payments and minority share of net income or loss taxable to limited partners	-	(3,407,936)
Payment of dividends to shareholders	(5,713,904)	(115,318)
Other	108,300	-

Actual income tax expense	$-	$-

Foundation Capital elected to be treated as a REIT for federal income tax purposes beginning with the year ended December 31, 2003. As such, it generally will not be subject to federal income tax on the amount of its taxable income or gain that is distributed as dividends to shareholders.

Foundation Capital Resources, Inc.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

Note 8:	Management Services and Related Party Transactions

Foundation Capital does not have any employees and instead has contracted with an entity owned by its President to manage the operations of Foundation Capital. Foundation Capital recognized $3,364,861 and $2,007,661 of expense related to these arrangements during the years ended December 31, 2004 and 2003, respectively. Amounts due from the management company at December 31, 2004 and 2003, totaled $0 and $434,985, respectively, and were for payments from borrowers received on behalf of Foundation Capital. Amounts due to the management company at December 31, 2004 and 2003, totaled $35,835 and $0, respectively, and were for servicing fees received on behalf of the Manager.

The limited partnership interests described in Note 6 were primarily held by the Assemblies of God Financial Services Group or entities managed by Assemblies of God Financial Services Group (AGFSG). As discussed in Note 6, the limited partnership interests were exchanged for Foundation Capital common stock on December 31, 2003. Consequently, AGFSG or entities managed by AGFSG hold approximately 99.7 percent of Foundation Capital's common stock at December 31, 2004.

Foundation Capital has on occasion sold participations in loans originated by it to AGFSG. At December 31, 2004 and 2003, the balance of participation loans sold to AGSFG was $3,922,645 and $4,113,929, respectively.

Of the $5,238,500 in debt certificates outstanding at December 31, 2004, as discussed in Note 4, $127,000 was held by the chief executive officer and certain board members of Foundation Capital.
Note 9:	Disclosures About Fair Value of Financial Instruments

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
	December 31, 2004		December 31, 2003 (Restated)
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$5,127,655	$5,127,655	$3,019,897	$3,019,897
Interest receivable	3,464,722	3,464,722	2,068,933	2,068,933
Loans receivable	321,926,619	315,268,837	223,241,868	217,687,995
Held-to-maturity securities	5,109,798	5,241,081	4,523,119	4,648,435

Financial liabilities
Debt certificates	$5,238,500	$5,238,500	$271,000	$271,000
Lines of credit	43,587,500	43,587,500	-	-

The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

Foundation Capital Resources, Inc.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

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

   Debt Certificates and Lines of Credit

Rates currently available to Foundation Capital for debt with similar terms and remaining maturities are used to estimate fair value of the debt certificates. The carrying amount approximates fair value for lines of credit.
Note 10:	Commitments and Credit Risk

   Commitments to Originate Loans

Commitments to originate loans are agreements to lend to a borrower as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each borrower's creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the counterparty. Collateral held varies, but typically includes real estate owned by churches and nonprofit organizations.

Foundation Capital had outstanding commitments to originate loans aggregating approximately $62,698,000 and $58,264,000, all at fixed rates of interest, at December 31, 2004 and 2003, respectively. The commitments extended over varying periods of time with the majority to be disbursed within a one-year period.

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

At December 31, 2004, there were no loans that had a principal balance in excess of five percent of total assets. At December 31, 2003, there was one outstanding loan that had a principal balance in excess of five percent of total assets. This loan comprised approximately six percent of total assets.

Foundation Capital Resources, Inc.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

At December 31, 2004 and 2003, loans to borrowers in the state of California totaled approximately 15 percent and 26 percent, respectively, of the gross loan portfolio; in the state of Texas totaled approximately 15 percent and 7 percent, respectively, of the gross loan portfolio; in the state of New York totaled approximately 11 percent and 8 percent, respectively, of the gross loan portfolio; and in the state of Michigan totaled approximately 11 percent and 1 percent, respectively, of the gross loan portfolio.
Note 11:	Earnings Per Share

Earnings per share was computed as follows:
	Year Ended December 31, 2004
	Income	Weighted Average Common Shares	Per Share Amount

Net income	$16,783,391
Basic and diluted earnings per share
Income allocable to common shareholders	$16,783,391	26,581,462	$0.63

	Year Ended December 31, 2003 (Restated)
	Income	Weighted Average Common Shares	Per Share Amount

Net Income	$ 759,323
Basic and diluted income per share
Income allocable to common shareholders	$ 759,323	936,520	$ 0.81

Note 12:	Significant Estimates and Concentrations

Accounting principles generally accepted in the United States of America require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Estimates related to the allowance for loan losses are reflected in Notes 1 and 3. Current vulnerabilities due to certain concentrations of credit risk are discussed in Note 10.

Report on Independent Registered Public Accounting Firm on
Financial Statement Schedules

Board of Directors
Foundation Capital Resources, Inc.
Jackson, Mississippi

Our audits were made for the purpose of forming an opinion on the basic financial statement taken as a whole. The nature of our audit procedures is more fully described in our report on the basic financial statements. The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.
/s/BKD, LLP

Springfield, Missouri
January 28, 2005

Foundation Capital Resources, Inc.
Mortgage Loans on Real Estate
December 31, 2004

Column A		Column B	Column C	Column D	Column E	Column F	Column G	Column H

Range of Carrying Amounts of Mortgages	Number of Loans	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgage	Carrying Amount of Mortgage	Principal Amount of Loans Impaired

Mortgage loans
Less than $10,143,476 (3)	66	6.75 - 8.75%	Various	N/A	N/A	N/A	$80,398,144	$-
Loan in Rancho Cucamonga, CA	1	7.79	10/26/2029	Level Pay	N/A	$12,943,975	12,943,975	-
	67						93,342,119	-

Bond collateralized loans
Less than $10,143,476 (3)	110	4.40 - 9.50	Various	N/A	N/A	N/A	134,470,872	1,500,000
Loan in Arlington, TX	1	8.18	8/18/2022	Level Pay	N/A	10,739,670	10,739,670	-
Loan in Brooklyn, NY	1	7.27	5/5/2020	Level Pay	N/A	16,303,707	16,303,707	-
	112						161,514,249	1,500,000

Construction loans
Less than $10,143,476 (3)	34	6.95 - 9.00	Various	Various	N/A	N/A	70,337,546	2,586,188

Other loans
Less than $10,143,476 (3)	11	6.41 - 9.25	Various	Various	N/A	2,909,334	2,909,334	-

Unamortized discount							(4,681,033)	-
Allowance for loan losses (2)							(578,914)	-
Deferred origination fees							(916,682)	-

	224						$321,926,619	$4,086,188

Foundation Capital Resources, Inc.
Mortgage Loans on Real Estate
December 31, 2004

Notes

(1) Reconciliation of the carrying amounts of loans
Balance at January 1, 2004		$223,241,868
Additions during 2004
Loan originations and purchases of bond collateralized loans	$77,472,134
Loan originations and purchases of mortgage loans	103,407,710
Accretion of discounts	726,449
		181,606,293
Deductions during 2004
Collections of principal	82,449,875
Provision for losses	70,518
Loans transferred to foreclosed assets held for sale	1,110,957
Foreclosed assets sold	(544,409)
Other	(165,399)
		82,921,542

Balance at December 31, 2004		$321,926,619

(2)	The provision for losses is based on management's assessment of various factors.
(3)	$10,143,476 is 3 percent of the total amount of loans at December 31, 2004.
(4)	The geographic distribution of Foundation Capital's loan portfolio at December 31, 2004, is as follows:

State or Territory	Number of Loans	Carrying Amount

Alabama	5	$5,607,443
Arizona	26	31,618,603
California	31	47,618,263
Florida	13	13,262,562
Georgia	7	3,524,258
Michigan	11	34,249,454
North Carolina	16	14,842,955
New Jersey	6	2,274,958
New York	13	34,754,798
Pennsylvania	6	5,464,544
Texas	23	47,085,784
Washington	13	13,316,872
Other states, less than 5 loans each	54	74,482,754
Subtotal		$328,103,248

Unamortized discount	-	(4,681,033)
Allowance for loan losses	-	(578,914)
Deferred origination fees	-	(916,682)

Total	224	$321,926,619

Foundation Capital Resources, Inc.
Mortgage Loans on Real Estate
December 31, 2003 Restated

Column A		Column B	Column C	Column D	Column E	Column F	Column G	Column H

Range of Carrying Amounts of Mortgages	Number of Loans	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgage	Carrying Amount of Mortgage	Principal Amount of Loans Impaired

Mortgage loans

Less than $6,979,406 (3)	58	6.65 - 10.95%	Various	N/A	N/A	N/A	$44,536,918	$349,338
Loan in Rancho Cucamonga, CA	1	7.58	7/11/2028	Level Pay	N/A	$9,926,427	9,926,427
Loan in Seattle, WA	1	7.95	12/1/04	Level Pay	N/A	7,344,000	7,344,000	-
	60						61,807,345	349,338

Bond collateralized loans
Less than $6,949,406 (3)	88	5.52 - 9.26	Various	N/A	N/A	N/A	74,161,486	1,500,000
Loan in Brooklyn, NY	1	7.45	11/5/2028	Level Pay	N/A	15,047,648	15,047,648	-
Loan in Surprise, AZ	1	7.57	11/15/2022	Level Pay	N/A	8,698,854	8,698,854	-
	90						97,907,988	1,500,000

Construction loans
Less than $6,979,406 (3)	25	7.50 - 8.75	Various	Various	N/A	N/A	45,988,641	735,094
Loan in Anaheim, CA	1	9.00	12/1/2034	Various	N/A	10,426,464	10,426,464	-
Loan in Post Falls, ID	1	9.30	1/1/2008	Various	N/A	7,766,715	7,766,715	-
	27						64,181,820	735,094

Other loans
Less than $6,979,406 (3)	11	6.50 - 9.25	Various	Various	N/A	3,715,442	3,715,442	-

Unamortized discount							(3,178,016)	-
Allowance for loan losses (2)							(508,396)	-
Deferred origination fees							(684,315)	-

	188						$223,241,868	$2,584,432

Foundation Capital Resources, Inc.
Mortgage Loans on Real Estate
December 31, 2003 Restated

Notes

(1) Reconciliation of the carrying amounts of loans
Balance at January 1, 2003		$121,559,762
Additions during 2003
Loan originations and purchases of bond collateralized loans	$48,677,144
Loan originations and purchases of mortgage loans	110,225,707
Accretion of discounts	566,250
		159,469,101
Deductions during 2003
Collections of principal	54,443,583
Provision for losses	172,114
Loans transferred to foreclosed assets held for sale	3,257,006
Other	(85,708)
		57,786,995

Balance at December 31, 2003		$223,241,868

(2)	The provision for losses is based on management's assessment of various factors.
(3)	$6,979,406 is 3 percent of the total amount of loans at December 31, 2003.
(4)	The geographic distribution of Foundation Capital's loan portfolio at December 31, 2003, is as follows:

State or Territory	Number of Loans	Carrying Amount

Arizona	20	$25,625,956
California	31	57,318,126
Colorado	6	12,142,543
Florida	13	10,420,285
Georgia	8	4,258,810
North Carolina	17	14,471,405
New Jersey	7	2,354,407
New York	6	18,133,445
Pennsylvania	5	2,624,357
Texas	17	16,513,826
Washington	20	17,157,223
Other states, less than 5 loans each	38	46,592,212
Subtotal		$227,612,595

Unamortized discount	-	(3,178,016)
Allowance for loan losses	-	(508,396)
Deferred origination fees	-	(684,315)

Total	188	$223,241,868

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

ITEM 8A.	CONTROLS AND PROCEDURES

          We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on and as of the time of that evaluation, management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report, for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. Management, including our Chief Executive Officer and our Chief Financial Officer, also concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Foundation Capital required to be included in our periodic SEC filings. There was no change in Foundation Capital's internal control over financial reporting that occurred during the three months ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, Foundation Capital's internal control over financial reporting.
ITEM 8B.	Other information

          None.

PART III
ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The Board of Directors is currently comprised of seven individuals whose terms of office expire in April 2005. Executive officers of Foundation Capital serve at the pleasure of the Board of Directors. All directors, with the exception of Mr. Braswell and Mr. Roberts, are considered Independent Directors who are not employed by and have no direct affiliation with Foundation Capital. The following table sets forth certain information concerning the Board of Directors and executive officers of Foundation Capital.

Directors:
Name	Age	Position	Year First Elected as a Director
A. J. Braswell P.O. Box 20749 St. Simons Island, Georgia 31522	63	President, Chief Executive Officer and Director	2000

Susan S. Eames 1222 16th Avenue South Suite 21 Nashville, Tennessee 37212	59	Independent Director	2003

James R. Fischer 2 Mayon Point Callawassie Island, SC 29909	59	Independent Director	2004

Name	Age	Position	Year First Elected as a Director
Dr. K. Milton Higgins 945 West Alamos Fresno, California 93705	68	Independent Director	2000

Terri P. Hudson 214 Winsmere Way Ridgeland, MS 39157	46	Independent Director	2004

David B. Parker P.O. Box 12609 Oklahoma City, Oklahoma 73157	50	Independent Director	2003

James LeRoy Roberts 1812 Hunting Ridge Road Raleigh, North Carolina 27615	67	Director	2000

Wayne Shirley 6201 104th Avenue, N.E. Kirkland, Washington 98033	61	Independent Director	2000

Executive Officers:

Bobby D. Ray 1430 Lelia Drive Jackson, Mississippi 39216	51	Senior Vice President, Chief Financial Officer and Treasurer

Douglas H. Veazey 1430 Lelia Drive Jackson, Mississippi 39216	57	Senior Vice President - Loan Servicing

Barry S. Winford 1430 Lelia Drive Jackson, Mississippi 39216	39	Senior Vice President

          Information regarding the business background and experience of Foundation Capital's directors and executive officers follows:

Directors:

          A.J. Braswell serves as the President, Chief Executive Officer and a director of Foundation Capital. Mr. Braswell attended Augusta College and Southern Technical Institute and majored in electrical engineering technology. For approximately 12 years, Mr. Braswell worked in the area of telecommunications engineering technology for Western Electric and for Collins Radio Company. In 1975, Mr. Braswell acquired the predecessor of Reliance Trust Company. Thereafter, Mr. Braswell transformed Reliance Trust Company into a state-chartered bank and trust company specializing in (1) trust and fiduciary services to churches issuing bonds, (2) services to church loan funds, and (3) personal and corporate trusts, asset management and retirement plan administration. In 1996, Mr. Braswell sold his ownership interest in Reliance Trust Company. From 1996 to December 30, 2001, Mr. Braswell served as Managing Principal of Reliance Institutional Capital, Inc. (formerly known as Reliance Financial Corporation) in order to focus on maintaining its existing church and nonprofit business and on developing additional business for Reliance. Since December 30, 2001, Mr. Braswell has not been employed by Reliance or any of its Affiliates. Mr. Braswell is the former Chairman of the Board of the Christian Stewardship Association,

and is a director of World Serve International and the former Secretary and Treasurer for the National Association of Church and Institutional Financing Organizations. Mr. Braswell also serves as the President, Chief Executive Officer and owner of the Manager.

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

          James R. Fischer serves as a director and Chairman of the Executive Committee of Foundation Capital Resources, Inc. Mr. Fischer is currently a real estate investor and a member of and a Bible teacher at the Baptist Church of Beaufort, South Carolina. Mr. Fischer is a former director and past president of the Supervisory Board of Reliance Credit Union.

          Dr. K. Milton Higgins serves as a director of Foundation Capital. Dr. Higgins received a Bachelor of Arts degree from Baylor University, a Bachelor of Divinity degree from Golden Gate Baptist Seminary and a Doctor of Ministry degree. Dr. Higgins served as the Executive Vice President of California Baptist Foundation from 1991 to 1996. Dr. Higgins currently serves as the President and Chief Executive Officer of California Baptist Foundation, where he has served in such capacity since 1997, and is a member of the Annuity Board of the Southern Baptist Convention d/b/a Guidestone Financial Resources of the Southern Baptist Convention.

          Terri P. Hudson serves as a director of Foundation Capital. Ms. Hudson received a Bachelor of Business Administration degree with an emphasis in Accounting, and a Masters degree in Accounting from the University of Mississippi. Ms. Hudson is a certified public accountant, a certified internal auditor, and a certified information systems auditor. From 1986 thorough 2001, Ms. Hudson served in several financial positions with SkyTel Communications, Inc., culminating in the position of Chief Financial Officer and Senior Vice President of Business Development. Ms. Hudson currently serves as Chief Financial Officer and Deputy Director of the Mississippi Development Agency, the economic development agency for the State of Mississippi.

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

          James LeRoy Roberts serves as a director of Foundation Capital. Mr. Roberts received a Bachelor of Arts degree from Southwest Missouri State University. Mr. Roberts has served two terms as President of the National Association of Church and Institutional Financing Organization, Inc., and has participated in the placement of over $300 million in church loans. From 1979 until 2002, Mr. Roberts was the President of American Funding, Inc., a North Carolina corporation engaged in the business of underwriting church bond offerings. Mr. Roberts has been a frequent lecturer, speaker and workshop facilitator at church finance and building conferences, and owns Roberts Financial Associates, LLC.

          Wayne Shirley serves as a director of Foundation Capital. Mr. Shirley attended Northwest College and Southern California College. Since 1975, Mr. Shirley has worked in the areas of real estate sales and mortgage insurance. Mr. Shirley is currently President at Home Mortgage Corporation and Vice President of One Source Funding Corporation. Prior to joining Home Mortgage, Mr. Shirley was a Vice President and sales manager for Washington Mutual Bank where he began working in 1992. Mr. Shirley has also worked with Freddie Mac as an account manager where he marketed loan products and Freddie Mac purchase certificates to banks, savings and loans and mortgage companies in the northwest and Northern California. Mr. Shirley is currently the Secretary of the Northwest College Foundation Board and is a member of the Board of Directors of Foundation Ministries Loan Fund.

Executive Officers:

          Bobby D. Ray serves as Senior Vice President, Chief Financial Officer and Treasurer of Foundation Capital and joined Foundation Capital in 2002. Mr. Ray received a Bachelor of Science degree in Accounting from Mississippi State University. From 1995 to 2002, Mr. Ray served as director of Accounting for SkyTel Communications, Inc. Mr. Ray is a member of the American Institute of Certified Public Accountants and the Mississippi Society of Certified Public Accountants. Mr. Ray is also a Senior Vice President and Chief Financial Officer of the Manager.

          Douglas H. Veazey serves as Senior Vice President--Loan Servicing of Foundation Capital and joined Foundation Capital in 2002. Mr. Veazey received a Bachelor of Science degree from Mississippi State University. Prior to joining Foundation Capital, Mr. Veazey was a Financial Services Representative for Cendant Mortgage Corporation where he was responsible for mortgage loan originations. From 2000 to 2002, Mr. Veazey was Director of Finance for the Mississippi Commission For International Cultural Exchange, Inc., where his responsibilities included accounting, budget, personnel and payroll issues and internal and external reporting. From 1992 to 1999, Mr. Veazey was Chief Financial Officer of First American National Bank - Mortgage Division. Mr. Veazey is also a Senior Vice President of the Manager.

          Barry S. Winford serves as Senior Vice President of Foundation Capital and joined Foundation Capital in 2000. Mr. Winford received a Bachelor of Business Administration degree from Mississippi State University. Mr. Winford has worked in the field of real estate finance since 1992 as a Commercial Real Estate Lender with Deposit Guaranty National Bank in Jackson, Mississippi and Compass Bancshares headquartered in Birmingham, Alabama. From 1996 to 2000, Mr. Winford served as a Commercial Mortgage Banker for Capital Advisors based in Charlotte, North Carolina. Mr. Winford is also a Senior Vice President of the Manager.

Committees of the Board of Directors

          Audit Committee. The Board has established an Audit Committee that currently is comprised of Terri P. Hudson, Chairman, Dr. K. Milton Higgins, James R. Fischer, and David B. Parker, all of whom are "independent" as defined by Rule 4200(a)(15) of the National Association of Securities Dealers. The Audit Committee engages the independent public accountants, reviews with the independent public accountants the results of the audit, approves professional services provided by the independent public accountants, reviews the independence of the independent public accountants, considers the range of audit and non-audit fees, reviews the adequacy of Foundation Capital's internal accounting controls, monitors management's efforts to correct deficiencies described in an audit and communicates risk management concerns to the Board of Directors. The Board of Directors has determined that Ms. Hudson qualifies as an audit committee financial expert as defined by the SEC.

          Executive Committee. The Board has established an Executive Committee consisting of four independent directors. The Executive Committee is comprised of James R. Fischer, Chairman, Susan S. Eames, Dr. K. Milton Higgins, and Wayne Shirley. The Executive Committee acquires, disposes of and finances investments for Foundation Capital, executes contracts and agreements, including those related to the lending of money by Foundation Capital, establishes or approves policies and procedures required for the daily operation of Foundation Capital, monitors the status of all threatened or pending litigation, coordinates the work of all other committees of the Board of Directors and generally exercises all other powers of the Board of Directors, except as prohibited by law.

          Credit Committee. The Board has established a Credit Committee consisting of four directors, including two independent directors. The Credit Committee is comprised of James LeRoy Roberts, Chairman, A. J. Braswell, Susan S. Eames and Wayne Shirley. The Credit Committee reviews Foundation Capital's lending policies and monitors compliance with such policies, verifies that management follows appropriate procedures to recognize adverse lending trends and takes corrective actions to maintain an adequate allowance for loan losses, determines that risk controls are in place governing compliance with loan related, or other applicable, laws and regulations, evaluates credit applications and assists with credit decisions to the extent that proposed loans exceed the approval level of Foundation Capital's officers established by Foundation Capital's policies and procedures.

          Corporate Governance Committee. The Board has established a Corporate Governance Committee consisting of four directors, including two independent directors. The Corporate Governance Committee is comprised of A. J. Braswell, Chairman, Terri P. Hudson, David B. Parker, and James LeRoy Roberts. The Corporate Governance Committee provides assistance to the Board of Directors in fulfilling its responsibility to the shareholders under applicable rules and regulations relating to the Company's corporate governance. The Committee identifies and recommends for nomination or selection by the Board of Directors individuals qualified to become Board members for each vacancy that occurs and for each election of directors at an annual meeting of the shareholders. The Committee may also develop, recommend, and, as necessary, update corporate governance principles applicable to the Company.

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

Meetings of Directors

          The Board of Directors meets on a semi-annual basis to review the performance of Foundation Capital, its borrowings and other matters. The Audit Committee meets quarterly to review and discuss financial reports and filings made with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

          Directors, executive officers and greater than ten percent shareholders are not subject to Section 16 of the Securities Exchange Act of 1934 with respect to Foundation Capital Common Stock.

Code of Ethics

          Foundation Capital has adopted a code of ethics that applies to its principal executive officer, principal financial officer, and other executive officers. The text of our Code of Ethics is available on our website, www.foundationcapitalresources.com. Foundation Capital intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of the Code of Ethics by posting such information on its website at www.foundationcapitalresources.com.
ITEM 10.	EXECUTIVE COMPENSATION

          Foundation Capital's executive officers do not receive compensation from Foundation Capital. However, Foundation Capital's Chief Executive Officer directly owns the Manager. The Manager receives management fees under the terms of its Management Agreement with Foundation Capital. See "Item 12-Certain Relationships and Related Transactions."

Compensation of Directors

          During 2004, Foundation Capital paid $1,500 to each of its Board members for each Board meeting he or she attended. In addition, each member of the Audit Committee was paid $500 for each Audit Committee meeting in which he or she participated not held in conjunction with a Board meeting. Foundation Capital reimburses members of the Board of Directors for travel expenses incurred in connection with their activities on behalf of Foundation Capital.
ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

          Foundation Capital does not have any equity compensation plans.

          The following table provides information concerning beneficial ownership of our Common Stock as of December 31, 2004, by each shareholder that we know owns more than five percent of our outstanding Common Stock:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Stock		Percent of Class (1)

Assemblies of God Loan Fund (2)	1,989,670.03	(3)	6.79%

Assemblies of God Financial Services Group (2)	29,237,602.81	(3)	99.71%

Assemblies of God Foundation (2)	5,768,953.89	(3)	19.67%

Ministers Benefit Association (2)	12,042,094.32	(3)	41.07%

Foundation Ministries Loan Fund (2)	9,402,952.90	(3)	32.07%

(1)

For purposes of calculating the percentage beneficially owned, the number of shares of Common Stock deemed outstanding consists of 29,323,168.5 shares. Beneficial ownership is determined in accordance with the rules of the U.S. Securities and Exchange Commission that deem shares to be beneficially owned by any person or group who has or shares voting or investment power with respect to such shares.

(2)	The address for all of these entities is 1661 North Boonville Avenue Suite B, Springfield, MO 65803.
(3)

Shares shown as held by Assemblies of God Financial Services Group includes 33,931.67 shares of Foundation Capital's Common Stock held by Assemblies of God Financial Services Group, 1,989,670.03 shares of Foundation Capital's Common Stock held by Assemblies of God Loan Fund, 5,768,953.89 shares of Foundation Capital's Common Stock held by Assemblies of God Foundation, 12,042,094.32 shares of Foundation Capital's Common Stock held by Ministers Benefit Association, and 9,402,952.90 shares of Foundation Capital's Common Stock held by Foundation Ministries Loan Fund. Shares held by the latter four entities are counted twice in this table.

          The following table provides information concerning beneficial ownership of our Common Stock as of December 31, 2004, by each of our named executive officers; each of our current dierctors; and all of our current directors and executive officers as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Stock		Percent of Class (1)

A. J. Braswell	3,510.07	(2)	*
P.O. Box 20749
St. Simons Island, Georgia 31522

Susan S. Eames	-		*
1222 16th Avenue South, Suite 21
Nashville, Tennessee 37212

James R. Fischer	-		*
2 Mayon Point
Callawassie Island, SC 29909

Dr. K. Milton Higgins	2,742.89	(3)	*
945 West Alamos
Fresno, California 93705

Terri P. Hudson	-		*
214 Winsmere Way
Ridgeland, MS 39157

David B. Parker	-		*
P.O. Box 12609
Oklahoma City, Oklahoma 73157

James LeRoy Roberts	3,312.35	(4)	*
1812 Hunting Ridge Road
Raleigh, North Carolina 27615

Wayne Shirley	12.14	(5)	*
6201 104th Avenue, N.E.
Kirkland, Washington 98033

Bobby D. Ray	662.03	(6), (7)	*
1430 Lelia Drive, Suite 100
Jackson, Mississippi 39216

Douglas H. Veazey	636.20	(6)	*
1430 Lelia Drive, Suite 100
Jackson, Mississippi 39216

Barry S. Winford	666.66	(6), (8)	*
1430 Lelia Drive, Suite 100
Jackson, Mississippi 39216

All directors and executive officers as a group (11 persons)	11,542.34		*

*	Indicates less than one percent ownership.
(1)

For purposes of calculating the percentage beneficially owned, the number of shares of Common Stock deemed outstanding consists of 29,323,168.5 shares. Beneficial ownership is determined in accordance with the rules of the U.S. Securities and Exchange Commission that deem shares to be beneficially owned by any person or group who has or shares voting or investment power with respect to such shares.

(2)

Includes 105.09 shares of Foundation Capital's Common Stock owned by Mr. Braswell and 636.20 shares of Foundation Capital's Common Stock held by the Manager. Mr. Braswell, as owner of the Manager, may be deemed to be the beneficial owner of the Manager's shares. Does not include 24.32 shares of Foundation Capital's Common Stock held by Mr. Braswell's wife, Phyllis Braswell.

(3)

Includes 242.89 shares of Foundation Capital's Common Stock owned by Dr. Higgins and 2,500 shares of Foundation Capital's Common Stock held by California Baptist Foundation. Dr. Higgins, as an officer of the California Baptist Foundation, may be deemed to beneficially own California Baptist's shares. Does not include 242.89 shares of Foundation Capital's Common Stock held by Dr. Higgins' wife, Jarrene Higgins.

(4)	Does not include 3,312.35 shares of Foundation Capital's Common Stock held by Mr. Roberts' wife, Jeanine Roberts.
(5)	Does not include 12.14 shares of Foundation Capital's Common Stock held by Mr. Shirley's wife, Sheri Shirley.
(6)

Includes 636.20 shares of Foundation Capital's Common Stock held by the Manager. Mr. Ray, Mr. Veazey and Mr. Winford, as officers of the Manager, may be deemed to beneficially own the Manager's shares.

(7)	Does not include 25.83 shares of Foundation Capital's Common Stock held by Mr. Ray's wife, Ginger Ray.
(8)

Includes 30.46 shares of Foundation Capital's Common Stock owned by Mr. Winford. Does not include 30.35 shares of Foundation Capital's Common Stock held by Mr. Winford's wife, Christine Winford, or 30.35 shares of Foundation Capital's Common Stock held by each of Mr. Winford's daughters, Aiden Winford and Brittan Winford.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The Manager receives a monthly management fee based upon "Average Invested Assets" (as defined in the Management Agreement) comprised of one-twelfth of 0.3 percent of cash and cash equivalents, plus one-twelfth of 1.25 percent of Average Invested Assets greater than or equal to $100 million. In 2004 and 2003, the Manager received management fees totaling $3,364,861.25 and $2,007,661.14, respectively.

          Under the Management Agreement, the Manager is to reimburse Foundation Capital to the extent that the total Operating Expenses (defined in the Management Agreement and including the Management Fee) paid during the previous calendar year exceed the greater of (1) two percent of the Average Invested Assets of Foundation Capital for that calendar year, or (2) 25 percent of the net income of Foundation Capital for such calendar year, and to the extent that the Board of Directors determines such reimbursement is justified. If Operating Expenses of Foundation Capital are less than the two percent and twenty-five percent limitations described above in any subsequent calendar year, Foundation Capital is to pay back to the Manager the earlier amount reimbursed by the Manager, to the extent that the payment plus the Operating Expenses for that year do not exceed the two percent and twenty-five percent limitations described above, and as long as a majority of the Independent Directors determine that the payment will not create cash flow or dividend challenges for Foundation Capital.

          Under its servicing relationship, the Manager is entitled to service fees from the borrower for late payments, NSF checks and participated loans, in addition to management fees received from Foundation Capital. In 2004 and 2003, such service fees paid to the Manager totaled $41,895.79 and $25,971.22, respectively.

          Foundation Capital paid Rives, Leavell and Company, (the Underwriter), commissions based on the gross amount of the debt certificates it sold on Foundation Capital's behalf in Foundation Capital's debt certificate offering. Prior to June 30, 2004, the Underwriter and Manager were under common ownership and control. During 2003 and 2004, Foundation Capital paid $63,405 in commissions to the Underwriter in connection with this offering.

          AGFSG beneficially owns approximately 99.7 percent of Foundation Capital's Common Stock. From time to time loans are referred to Foundation Capital by AGFSG. Total referral fees paid to AGFSG and affiliates by Foundation Capital in connection with loan referrals in 2004 and 2003 totaled $19,620 and $116,333 respectively.

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

          Foundation Capital anticipates that certain broker-dealers, denominational entities and others referring loans to Foundation Capital may also invest in Foundation Capital's capital stock or debt certificates. Such persons or institutions may also sell loans to Foundation Capital, underwrite mortgage bonds which serve as security for loans made by Foundation Capital, or underwrite mortgage bonds which are purchased by Foundation Capital.

          Some of our investments are based upon referrals from organizations that may have board members who are executive officers or directors of Foundation Capital.
ITEM 13.	EXHIBITS

          Exhibits

          The following is a list of exhibits filed as part of this Annual Report on Form 10-KSB.
Exhibit Number	Description
3.1*	Third Amended and Restated Articles of Incorporation of Foundation Capital
3.2#	Bylaws of Foundation Capital

4.1#	Second Amended and Restated Indenture between Foundation Capital and Reliance Trust Company
4.2*	First Amendment to Second Amended and Restated Indenture between Foundation Capital and Reliance Trust Company
10.1#	Proceeds Escrow Agreement
10.2#	Amended and Restated REIT Management Agreement between Foundation Capital and One Capital Advisors, LLC
10.3†	Form of Collateral Assignment Agreement
10.4#	Termination of Loan Servicing Agreement
10.5**	Revolving Credit Agreement
24.1	Powers of Attorney
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350

__________
†	Incorporated herein by reference to Foundation Capital's Registration Statement on Form S-11 (Commission File No. 333-81298).
#	Incorporated herein by reference to Foundation Capital's Registration Statement on Form S-11 (Commission File No. 333-105923)
*	Incorporated herein by reference to Post-effective Amendment No. 1 to Foundation Capital's Registration Statement on Form S-11 (Commission File No. 333-105923)
**	Incorporated herein by reference to the Quarterly Report on Form 10-QSB filed on September 30, 2004.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees of BKD, LLP

          The aggregate fees billed by BKD, LLP to Foundation Capital and its subsidiaries for the years ended December 31, 2004 and December 31, 2003 are as follows:

	2005	2004
Audit Fees (1)	$72,500	$54,375
Audit-Related Fees (2)	14,155	16,025
Tax Fees (3)	9,495	26,655
All Other Fees	-	-
Total Fees	$96,150	$97,055

(1)	Audit services consist of the annual audit, reviews of quarterly Form 10-QSB reports and related consultations.

(2)	Audit-related fees consist principally of other regulatory filings including registration statements, amendments thereto, and consultations on accounting matters.

(3)	Permissible tax services include tax compliance, tax planning and tax advice that do not impair the independence of the auditors

Audit Committee Pre-Approval Policies

          It is the practice of Foundation Capital for all services provided by BKD, LLP to be approved in advance by the audit committee of the Board of Directors. At its April 2004 meeting the Audit Committee adopted a policy to provide pre-approval of certain services that may be provided by the auditors.

          Under rules issued by the SEC, the Audit Committee is required to pre-approve the audit and non-audit services performed by the independent auditor in order to assure that the provision of such services does not impair the auditor's independence. Unless a type of service to be provided by the independent auditor has received general pre-approval, it will require specific pre-approval by the Audit Committee. Any proposed services exceeding pre-approved cost levels will require specific pre-approval by the Audit Committee.

          The term of any general pre-approval is 12 months from the date of pre-approval, unless the Audit Committee specifically provides for a different period. The Audit Committee will periodically revise the list of pre-approved services, based on subsequent determinations.

          The Audit Committee may delegate pre-approval authority to one or more of its members. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent auditor to management.

          The annual Audit services engagement terms and fees will be subject to the specific pre-approval of the Audit Committee. The Audit Committee may grant pre-approval for other Audit services, which are those services that only the independent auditor reasonably can provide.

          The Audit Committee believes that the independent auditor can provide Tax services to the Company such as tax compliance, tax planning and tax advice without impairing the auditor's independence. However, the Audit Committee will not permit the retention of the independent auditor in connection with a transaction initially recommended by the independent auditor, the business purpose of which may be tax avoidance and the tax treatment of which may not be supported in the Internal Revenue Code and related regulations.

          Pre-approval fee levels for all services to be provided by the independent auditor will be established periodically by the Audit Committee.

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, Foundation Capital has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOUNDATION CAPITAL RESOURCES, INC.

By:	/s/ A.J. Braswell
A.J. Braswell, President and Chief Executive Officer

Date:  March 30, 2005

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Foundation Capital and in the capacities and on the dates indicated.
	Signature	Title	Date

	/s/ A.J. Braswell	President, Chief Executive Officer (Principal Executive Officer) and Director	March 30, 2005
A.J. Braswell

	/s/ Bobby D. Ray	Chief Financial Officer (Principal Financial Officer )	March 30, 2005
Bobby D. Ray

	/s/ James LeRoy Roberts*	Director	March 30, 2005
James LeRoy Roberts

	/s/ Wayne Shirley*	Director	March 30, 2005
Wayne Shirley

	/s/ K. Milton Higgins*	Director	March 30, 2005
K. Milton Higgins

	/s/ James R. Fischer*	Director	March 30, 2005
James R. Fischer

	/s/ Terri P. Hudson*	Director	March 30, 2005
Terri P. Hudson

	/s/ Susan Eames*	Director	March 30, 2005
Susan Eames

	/s/ David B. Parker*	Director	March 30, 2005
David B. Parker

*By:	/s/ Bobby D. Ray	Director	March 30, 2005
Bobby D. Ray, Attorney-in-Fact

EXHIBIT INDEX

Exhibit Number	Description
3.1*	Third Amended and Restated Articles of Incorporation of Foundation Capital
3.2#	Bylaws of Foundation Capital
4.1#	Second Amended and Restated Indenture between Foundation Capital and Reliance Trust Company
4.2*	First Amendment to Second Amended and Restated Indenture between Foundation Capital and Reliance Trust Company
10.1#	Proceeds Escrow Agreement
10.2#	Amended and Restated REIT Management Agreement between Foundation Capital and One Capital Advisors, LLC
10.3†	Form of Collateral Assignment Agreement
10.4#	Termination of Loan Servicing Agreement
10.5**	Revolving Credit Agreement
24.1	Powers of Attorney
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350
____________________
†	Incorporated herein by reference to Foundation Capital's Registration Statement on Form S-11 (Commission File No. 333-81298).
#	Incorporated herein by reference to Foundation Capital's Registration Statement on Form S-11 (Commission File No. 333-105923)
*	Incorporated herein by reference to Post-effective Amendment No. 1 to Foundation Capital's Registration Statement on Form S-11 (Commission File No. 333-105923)
**	Incorporated herein by reference to the Quarterly Report on Form 10-QSB filed on September 30, 2004